Form 10-Q
period 1995-03-31
LEASTEC INCOME FUND IV
filed 1995-05-10
CIK 799179

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

     For Quarter Ended March 31, 1995      Commission file number 33-8115.

           Leastec Income Fund IV, A California Limited Partnership
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         California                                68-0100223
         ----------                                ----------
(State or other jurisdiction of               (I.R.S. Employer Identifi-
incorporation or organization)                    cation Number)

        2855 Mitchell Drive, Suite 215, Walnut Creek, California 94598
        --------------------------------------------------------------
           (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code (510) 938-3443

  __________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes         X                       No          __
                      -

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                           PRECEDING FIVE YEARS: N/A

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

          Yes         __                      No          __

                   APPLICABLE ONLY TO CORPORATE ISSUERS: N/A

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Part 1. Financial Information
                         -----------------------------
                                    Item l
                                    ------

                            LEASTEC INCOME FUND IV
                       A CALIFORNIA LIMITED PARTNERSHIP

                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                      March 31               December 31
                                                      --------               -----------
                                                        1995                    1994
                                                        ----                    ----
ASSETS:

 Cash                                                $  663,570             $  928,298
 Accounts receivable                                    144,192                 45,445
 Net investment in direct financing leases            3,125,647              3,711,391
 Equipment on operating leases, net of
   accumulated depreciation of $2,885,043
   in 1995 and $2,992,283 in 1994                           -0-                    -0-
                                                     ----------             ----------

         Total assets                                $3,933,409             $4,685,134
                                                     ==========             ==========
LIABILITIES AND PARTNERS' CAPITAL:

 Liabilities:
 Payables to affiliates                              $  127,393                144,124
 Accounts payable                                        39,098                114,531
 Deposits                                               341,037                360,197
 Prepaid rental income                                   16,737                 11,086
 Distributions payable                                  526,316                652,632
 Notes payable                                          200,914                305,610
                                                     ----------             ----------

         Total liabilities                            1,251,495              1,588,180
                                                     ----------             ----------

Partners' Capital:
 Partners' capital                                    2,681,914              3,096,954
                                                     ----------             ----------

            Total partners' capital                   2,681,914              3,096,954
                                                     ----------             ----------

            Total liabilities &
            partners' capital                        $3,933,409             $4,685,134
                                                     ==========             ==========

                    The accompanying notes are an integral
                 part of these condensed financial statements.

                            LEASTEC INCOME FUND IV
                       A CALIFORNIA LIMITED PARTNERSHIP

                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                        Three
                                                     Months Ended
                                                       March 31
                                              1995                 1994
                                              ----                 ----
REVENUE:

Rental income                             $  72,549            $ 252,478
Direct financing lease income               116,443              198,325
Gain on sale of equipment                    39,430               24,204
Interest income                               5,978                3,457
Other income                                  3,972                  275
                                          ---------            ---------

          Total revenues                    238,372              478,739
                                          ---------            ---------

EXPENSES:

Depreciation                                    -0-              188,594
Management fees                              56,017               59,184
General & administrative                     39,845               37,574
Data processing                               9,335               13,703
Interest expense                             21,898               44,073
                                          ---------            ---------

     Total expenses                         127,095              343,128
                                          ---------            ---------
     Net income                           $ 111,277            $ 135,611
                                          =========            =========
     Net income
     per limited partnership unit         $    1.04            $    1.26
                                          =========            =========

                    The accompanying notes are an integral
                 part of these condensed financial statements.

                            LEASTEC INCOME FUND IV
                       A CALIFORNIA LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Three Months
                                                                               Ended
                                                                              March 31
                                                                              --------
                                                                  1995                    1994
                                                                  ----                    ----
Cash flows from operating activities:
Net income                                                     $ 111,277             $   135,611
Adjustments to reconcile net income
to net cash provided by operating activities:
    Accumulated depreciation                                         -0-                 188,594
    Gain on disposition of equipment                            (39,430)                (24,204)
    Change in assets and liabilities:
    (Increase) decrease in accounts receivable                  (98,747)                 120,240
    Decrease in payables to affiliates                          (16,731)                (15,097)
    Decrease in accounts payable                                (75,433)               (114,931)
    Decrease in deposits                                        (19,160)                (13,274)
    Increase in prepaid rental income                              5,651                   1,254
    Increase (decrease) in distributions payable               (126,316)                 252,633
                                                               ---------             -----------
 Net cash provided (used) by operating activities              (258,889)                 530,826
                                                               ---------             -----------

Cash flows from investing activities:
    Proceeds from disposition of equipment                        39,430                 134,747
    Decrease in net investment in direct
     financing leases                                            585,744                 460,682
                                                               ---------             -----------
    Net cash provided by investing activities                    625,174                 595,429
                                                               ---------             -----------

Cash flows from financing activities:
    Repayment of notes payable                                 (104,696)               (496,892)
    Net distributions to partners                              (526,317)               (568,421)
                                                               ---------             -----------
    Net cash used in financing activities                      (631,013)             (1,065,313)
                                                               ---------             -----------

Net increase (decrease) in cash                                (264,728)                  60,942
Cash at beginning of period                                      928,298                 576,596
                                                               ---------             -----------
Cash at end of period                                          $ 663,570             $   637,538
                                                               =========             ===========

                    The accompanying notes are an integral
                 part of these condensed financial statements.

                            LEASTEC INCOME FUND IV

                       A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

              MARCH 31, 1995, MARCH 31, 1994 AND DECEMBER 31, 1994

                                  (Unaudited)

1. Basis of Condensed Financial Statement Preparation
   --------------------------------------------------

   In the opinion of the General Partner, the accompanying unaudited condensed financial statements contain all adjustments (consisting principally of normal, recurring accruals) necessary to present fairly the financial position of Leastec Income Fund IV (the Partnership) as of March 31, 1995, March 31, 1994 and December 31, 1994.

   As provided for in the Partnership agreement and offering document, the Partnership engaged in leasing activities which intended to be completed in approximately nine years from its inception at which time all remaining cash is to be distributed to the partners. The Partnership has presented its 1995 financial statements to reflect its leasing activities on a basis consistent with prior periods.

2. Wind Down Phase
   ---------------

   The Registrant has ceased acquisition of new capital equipment and is in the process of liquidating its lease portfolio. It is intended that the Registant will be fully liquidated at the end of its tenth full year of opeartion, December 1996.

                                    ITEM II
                                    -------

                            LEASTEC INCOME FUND IV

                       A CALIFORNIA LIMITED PARTNERSHIP

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operation
- --------------------

      The Registrant has been winding down operations since 1993 by discontinuing new leasing activities and returning cash available from operations to the Registrant's Partners. Although the Registrant has until December 1997 to liquidate operations, the Registrant intends to be fully liquidated by December 1996.

      The majority of the Registrants operating leases have terminated. The remaining leases will be fully depreciated in the first half of 1995. As operating leases terminate, the equipment is sold. The remaining balance of the lease portfolio is invested in Direct Finance leases which terminate with the Lessees contractually required purchase of equipment. The income and expenses of the Registrant are steadily declining as the lease portfolio size declines. The cash balances and related interest income fluctuate according to the cash amounts received from equipment sales and finance lease purchases during each quarter. Cash is distributed to the partners according to their respective tax basis capital accounts.

   The Registrant reported net income of $135,611 or $1.26 per Limited Partnership Unit for the three months ended March 31, 1994 as compared to $111,277 or $1.04 per Limited Partnership Unit for the three months ended March 31, 1995.

   Total revenues for the three months ended March 31, 1995 were $238,372 compared to $478,739 for the same period in the prior year. Revenue derived from the Fund's equipment management activities comprised 98% of the total income for the period, with the remaining 2% being interest income. As leases terminated during the year, the majority of the equipment was not re-leased and was sold.

   Total expenses for the three months ended March 31, 1995 were $127,095 compared to $343,128 for the same period in the prior year. Management fees, interest, and general and administrative costs comprised 93% of the total expenses. This decrease reflects the complete depreciation of the operating lease equipment portfolio. The original cost of the equipment subject to operating leases declined from $5,055,758 at March 31, 1994 to $2,885,043 at March 31, 1995.


Liquidity and Capital Resources
- -------------------------------

   Cash used by operating activities for the three months ended March 31, 1995 was $258,889 compared to cash provided by operating activities of $530,826 for the same period in the prior year.

   Cash from investing activities increased from $595,429 in the first quarter of 1994 to $625,174 for the first quarter 1995, reflecting primarily the decline in rental receipts from the direct finance lease portfolio.

   As rental payment on finance leases are received, the cash is broken up into income and return of principal. As finance leases are completed, the rental payments received by the Registrant decline, and the related declining components of income and return of principal are reflected as a smaller decrease in net investment in direct financing leases from $3,711,391 in 1994 to $3,125,647 in 1995.

   Sales proceeds of equipment for the three months ended March 31, 1995 totaled approximately $39,430 resulting in a $39,430 gain after depreciation expense was taken compared to $134,747 resulting in a gain of $24,204 for the same period in the prior year.

   Cash from operations and investing activities was used to repay $104,696 of debt during the three months ended March 31, 1995 as compared to $496,892 for the same period in the prior year.

   The cash balance increased from $576,596 at December 31, 1993 to $637,538 at March 31, 1994 to $928,298 at December 31, 1994 then decreased to $663,570 at March 31, 1995.

   As of March 31, 1995, investors were allocated cash distributions of $526,316 payable on April 14, 1995. Investor distributions depend on the timing of equipment sales and collections of rents. As a result this amount can be expected to decrease during 1995 and 1996 and to be variable in amount from quarter to quarter depending on the timing of equipment sales.

   The cash position as of March 31, 1995 was $663,570 The General Partner anticipates that funds from operations will be adequate to cover all operating expenses and future needs of the Partnership during 1995.

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings
              -----------------

              None.


   Item 2.    Changes in Securities
              ---------------------

              None.


   Item 3.    Defaults Upon Senior Securities
              -------------------------------

              None.


   Item 4.    Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              None.

   Item 5.    Other Information
              -----------------

              None.


   Item 6.    Exhibits and Reports on Form 8-K
              --------------------------------

       (a)    Exhibits

              None.

       (b)    Reports on Form 8-K

              None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LEASTEC INCOME FUND IV
                                           (Registrant)
                                           LEASTEC CORPORATION
                                           (General Partner)




Dated:      May 10, 1995                   By:  ________________________________
                                                Ernest V. Lavagetto, President

                                 EXHIBIT INDEX

Exhibit No.            Description
- -----------            -----------
    27           Financial Data Schedule