Form 10-Q
period 1995-06-30
LEASTEC INCOME FUND IV
filed 1995-08-03
CIK 799179

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

      For Quarter Ended June 30,1995       Commission file number 33-8115

           Leastec Income Fund IV, A California Limited Partnership
           ----------------------------------- --------------------
            (Exact name of registrant as specified in its charter)

        California                                   68-0100223
        ----------                                   ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


        2855 Mitchell Drive, Suite 215, Walnut Creek, California 94598
        --------------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code (510) 938-3443


       ________________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes         X                       No
                     ---                             ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS: N/A

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

          Yes                                 No
                     ---                             ---

                   APPLICABLE ONLY TO CORPORATE ISSUERS: N/A

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Part 1. Financial Information
                         -----------------------------

                             LEASTEC INCOME FUND IV
                        A CALIFORNIA LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                         June        December
                                                         1995          1994
                                                      ----------    ----------
ASSETS:
Cash                                                  $1,919,970    $  928,298
Accounts receivable                                       43,961        45,445
Net investment in direct financing leases              1,825,261     3,711,391
Equipment on operating leases, net of
  accumulated depreciation of $2,622,806                     -0-           -0-
  in 1995 and $2,992,283 in 1994
Equipment held for sale or lease, net of
  accumulated depreciation of $61,341 in
  1995 and $215,677 in 1994                                  -0-           -0-
                                                      ----------    ----------
        Total assets                                  $3,789,192    $4,685,134
                                                      ==========    ==========
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
  Payables to affiliates                              $  142,332    $  144,124
  Accounts payable                                        69,864       114,531
  Deposits                                               208,937       360,197
  Prepaid rental income                                   16,617        11,086
  Distributions payable                                1,315,784       652,632
  Notes payable                                              -0-       305,610
                                                      ----------    ----------
        Total liabilities                              1,753,534     1,588,180
                                                      ----------    ----------
Partners' Capital:
  Partners' capital                                    2,035,658     3,096,954
                                                      ----------    ----------
        Total partners' capital                        2,035,658     3,096,954
                                                      ----------    ----------
        Total liabilities & partners' capital         $3,789,192    $4,685,134
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

                            LEASTEC INCOME FUND IV
                       A CALIFORNIA LIMITED PARTNERSHIP

                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 Six Months                 Quarter
                                                    Ended                    Ended
                                                   June 30                  June 30
                                                 ----------                 -------
                                              1995         1994        1995        1994
                                           -----------------------    --------------------
REVENUE:

Rental income                              $  156,497   $  570,368    $ 83,948    $317,890
Direct financing lease income                 302,424      384,115     185,981     185,790
Gain on sale of equipment                      54,313       36,002      14,883      11,798
Interest income                                13,525        5,889       7,547       2,432
Other income                                  596,029       29,607     592,057      29,332
                                           ----------   ----------    --------    --------
          Total revenues                    1,122,788    1,025,981     884,416     547,242
                                           ----------   ----------    --------    --------
EXPENSES:

Depreciation                                      -0-      373,085         -0-     184,491
Management fees                               192,792      122,392     136,775      63,208
General & administrative                      101,428      102,677      61,583      65,103
Data processing                                18,759       38,786       9,424      25,083
lnterest expense                               29,112       73,610       7,214      29,537
                                           ----------   ----------    --------    --------
          Total expenses                      342,091      710,550     214,996     367,422
                                           ----------   ----------    --------    --------
          Net Income                       $  780,697   $  315,431    $669,420    $179,820
                                           ==========   ==========    ========    ========
     Net income per limited
     partnership unit                      $     7.27   $     2.94    $   6.24    $   1.68
                                           ==========   ==========    ========    ========

                     The accompanying notes are an integral
                 part of these condensed financial statements.

                            LEASTEC INCOME FUND IV
                       A CALIFORNIA LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                Six Months
                                                                  Ended
                                                                 June 30
                                                                ----------
                                                           1995           1994
                                                      ------------   -----------
Cash flows from operating activities:
  Net income                                          $   780,697    $   315,431
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Accumulated depreciation                                 -0-        373,085
     Gain on disposition of equipment                     (54,313)       (36,002)
     Other income                                             -0-        (27,884)
  Change in assets and liabilities:
     (Increase) decrease in accounts receivable             1,484        (99,229)
     Increase (decrease) in payable to affiliates          (1,792)        27,897
     Decrease in accounts payable                         (44,667)       (86,820)
     Decrease in deposits                                (151,260)       (13,274)
     Increase (decrease) in prepaid rental income           5,531            (33)
     Increase in distributions payable                    663,152        183,502
                                                      -----------    -----------
  Net cash provided by operating activities             1,198,832        636,673
                                                      -----------    -----------
Cash flows from investing activities:
     Proceeds from disposition of equipment               207,065        174,429
     Decrease in net investment in direct
      financing leases                                  1,733,377      1,040,572
                                                      -----------    -----------
  Net cash provided by investing activities             1,940,442      1,215,001
                                                      -----------    -----------
Cash flows from financing activities:
     Repayment of notes payable                          (305,610)      (773,651)
     Net distributions to partners                     (1,841,992)    (1,068,421)
                                                      -----------    ----------
  Net cash used in financing activities                (2,147,602)    (1,842,072)
                                                      -----------    -----------
Net increase in cash                                      991,672          9,602
  Cash at beginning of period                             928,298        576,596
                                                      -----------    -----------
  Cash at end of period                               $ 1,919,970    $   586,198
                                                      ===========    ===========

                    The accompanying notes are an integral
                 part of these condensed financial statements.

                            LEASTEC INCOME FUND IV

                       A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

              JUNE 30, 1995, JUNE 30, 1994 AND DECEMBER 31, 1994

                                  (UNAUDITED)

1. Basis of Condensed Financial Statement Preparation
   --------------------------------------------------

   In the opinion of the General Partner, the accompanying unaudited condensed financial statements contain all adjustments (consisting principally of normal, recurring accruals) necessary to present fairly the financial position of Leastec Income Fund IV (the Partnership) as of June 30, 1995, June 30, 1994 and December 31, 1994.


   As provided for in the Partnership agreement and offering document, the Partnership engaged in leasing activities which intended to be completed in approximately eleven years from its inception at which time all remaining partnership assets will have been liquidated and cash proceeds distributed to the registrant's partners. The Partnership has presented its 1995 financial statements to reflect its leasing activities on a basis consistent with prior periods.

2. Wind Down Phase
   ---------------

   The Registrant has ceased acquisition of new capital equipment and is in the process of liquidating its lease portfolio. It is intended that the Registrant will be fully liquidated at the end of its eleventh full year of operation, December 1996.

                            LEASTEC INCOME FUND IV

                       A CALIFORNIA LIMITED PARTNERSHIP

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operation
- --------------------

  The Registrant has been winding down operations since 1993 by discontinuing new leasing activities and returning cash available from operations to the Registrant's Partners. Although the Registrant has until December 1997 to liquidate operations, the Registrant intends to be fully liquidated by December 1996. In order to complete the liquidation of all assets by the end of 1996, it is the General Partner's policy to allow the early termination of leases when requested as well as to seek the sale of leased assets in which the lease may extend beyond December 1996. The General Partner does not anticipate that the cash proceeds from liquidation will return 100% of the Investors original capital contribution.

  The majority of the Registrant's operating leases have terminated. The remaining leases were fully depreciated in the first half of 1995. As operating leases terminate, the equipment is sold. The remaining balance of the lease portfolio is invested in Direct Finance leases which terminate with the lessee's contractually required purchase of equipment. The income and expenses of the Registrant are steadily declining as the lease portfolio size declines. The cash balances and related interest income fluctuate according to the cash flow from rents and equipment and finance lease sales during each quarter. Cash is distributed to the Partners according to their respective tax basis capital accounts.

  The Registrant reported a net income of $780,697 or $7.27 per Limited Partnership Unit for the six months ended June 30, 1995 as compared to net income of $315,431 or $2.94 per Limited Partnership Unit for the six months ended June 30, 1994.

  Total revenues for the six months ended June 30, 1995 were $1,122,788 compared $1,025,981 for the same period in the prior year. This increase is primarily due to the significant increase in other income from $29,607 for the six months ended June 30, 1994 to $596,029 for the same period in 1995. Virtually all of the increase, or $591,829, for the six months ended June 30, 1995 was caused by early termination fees on a direct finance lease with Paradigm Technology. Revenue derived from the Fund's equipment management activities comprised 99% of the total income for the period, with the remaining 1% being interest income. Direct financing lease income decreased from June 30, 1994 to June 30, 1995 ($384,115 to $302,424 respectively). The net investment in direct financing leases decreased from $4,957,282 at June 30, 1994 to $1,825,261 at June 30, 1995.

  Interest income increased because the Registrant held slightly higher cash balances due to equipment and lease sales during the first six months of 1995 as compared to the same period in the prior year. All available cash is being paid out in distributions to the Fund's partners on a quarterly basis.

  Total expenses for the six months ended June 30, 1995 were $342,091 compared to $710,550 for the same period in the prior year. Depreciation, management fees, interest, and general and administrative costs comprised 95% of the total expenses. Interest expense decreased from June 30, 1994 to June 30, 1995 ($73,610 to $29,112 respectively). The note payable balance was $802,422 as of June 30, 1994 compared to a note payable balance of $0 as of June 30, 1995.

  The equipment on operating leases was fully depreciated at the end of 1994 giving a balance net of accumulated depreciation of $-0- for both December 31, 1994 and June 30, 1995.

  The gain on sale of equipment for the six months ended June 30, 1995 was $54,313 as compared to $36,002 for the same period in 1994. As the Registrant draws nearer to complete liquidation more leases and underlying equipment will be sold causing fluctuations between periods in the gain on sale of equipment.

  General and administrative costs remained relatively unchanged decreasing slightly from $102,677 for the first six months of 1994 to $101,428 for the same period in 1995.


Liquidity and Capital Resources
- -------------------------------

  Cash provided by operating activities for the six months ended June 30, 1995 was $1,198,832 compared to $636,673 for the same period in the prior year. This increase was primarily driven by the increase in other income generated by the Paradigm early termination.

  Cash provided by investing activities increased from $ 1,215,001 for the six months ended June 30, 1994 to $1,940,442 for the same period in 1995, reflecting primarily the inter-period fluctuations in equipment sales and the aging of rental receipts from the direct finance lease portfolio.

  As rental payments on finance leases are received, the cash is broken up into income and return of principal. As a finance lease ages the income portion of the rental receipts decrease and the return of principal portion increases.

  Sales proceeds of equipment for the six months ended June 30, 1994 totaled approximately $174,429 resulting in a $36,002 gain after depreciation expense was taken compared to $207,065 resulting in a gain of $54,313 for the same period this year.

  Cash provided by investing activities was used to repay $305,610 of debt during the six months ended June 30, 1995 as compared to $773,651 for the same period in the prior year.

  As of June 30, 1995, the Fund's partners were allocated cash distributions of $1,315,784 payable on July 14, 1995. The size of investor distributions depend on the timing of equipment sales and collections of rents. As a result of the decreasing portfolio of leases, this amount can be expected to gradually decrease during 1995 and 1996 and to be variable in amount from quarter to quarter depending on the timing of equipment sales.

  The cash balance increased from $576,596 December 31, 1993 to $586,198 at June 30, 1994 to $928,298 at December 31, 1994 to $1,919,970 at June 30, 1995.

  The cash position as of June 30, 1995 was $1,919,970. The General Partner anticipates that funds from operations will be adequate to cover all operating expenses and future needs of the Partnership during 1995.

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


                                    LEASTEC INCOME FUND IV
                                    (Registrant)
                                    LEASTEC CORPORATION, General Partner



Date:  August 11, 1995              By:  _______________________________
                                         Ernest V. Lavagetto, President