Form 10-Q
period 1995-09-30
LEASTEC INCOME FUND IV
filed 1995-11-06
CIK 799179

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549
                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For Quarter Ended September 30,1995       Commission file number
                                            33-8115

    Leastec Income Fund IV, A California Limited Partnership
     (Exact name of registrant as specified in its charter)


          California                        68-0100223
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)      number)

 2855 Mitchell Drive, Suite 215, Walnut Creek, California 94598
   (Address of principal executive offices)        (Zip Code)

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

         Yes         ___                      No        ___

            APPLICABLE ONLY TO CORPORATE ISSUERS: N/A

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Part 1. Financial Information

                     LEASTEC INCOME FUND IV
                 A CALIFORNIA LIMITED PARTNERSHIP

                    CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                          September 30   December 31
                                                1995         1994
                                           -----------   ------------
ASSETS:
Cash                                        $  998,579     $  928,298
Accounts receivable                             17,226         45,445
Net investment in direct financing           1,453,233      3,711,391
leases
Equipment on operating leases, net of
accumulated depreciation of $2,622,806
in 1995 and $2,992,283 in 1994                       0              0
Equipment held for sale or lease, net of
accumulated depreciation of $-0-in
1995 and $215,677 in 1994                            0              0
                                            ----------     ----------
    Total assets                           $2,469,038      $4,685,134
                                           ===========     ==========
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
  Payables to affiliates                    $  120,648     $  144,124
  Accounts payable                              31,085        114,531
  Deposits                                     160,185        360,197
  Prepaid rental income                         19,422         11,086
  Distributions payable                        657,900        652,632
  Notes payable                                      0        305,610
                                            ----------     ----------
    Total liabilities                          989,240      1,588,180

Partners' capital:
  Partners' capital                          1,479,798      3,096,954
                                            ----------     ----------
    Total partners' capital                  1,479,798      3,096,954
                                            ----------     ----------
    Total liabilities & partners' capital   $2,469,038     $4,685,134
                                            ==========     ==========

             The accompanying notes are an integral
          part of these condensed financial statements.

                     LEASTEC INCOME FUND IV
                A CALIFORNIA LIMITED PARTNERSHIP

                 CONDENSED STATEMENTS OF INCOME
                           (UNAUDITED)
                                    Nine Months              Quarter
                                       Ended                  Ended
                                    September 30           September 30

                                   1995       1994        1995       1994
                                ---------------------   -------------------
REVENUE:

Rental income                  $  267,341  $  733,242   $ 110,844  $162,874
Direct financing lease income     336,386     523,498      33,962   139,383
Gain on sale of equipment          54,313      92,071           0    56,069
Interest income                    20,332       9,118       6,807     3,229
Other income (loss)               641,486      11,727      45,457   (17,880)
                               ----------   ---------   ---------  --------
Total revenues                  1,319,858   1,369,656     197,070   343,675
                               ----------   ---------   ---------  --------

EXPENSES:

Depreciation                            0     373,063           0      (22)
Management fees                   230,408     195,883      37,616    73,491
General & administrative          151,168     174,706      49,740    72,029
Data processing                    25,246      45,792       6,487     7,006
lnterest expense                   30,192      98,616       1,080    25,006
                               ----------   ---------    --------  --------
          Total expenses          437,014     888,060      94,923   177,510

           Net Income          $  882,844    $481,596   $ 102,147  $166,165
                               ==========    ========   =========  ========
Net income per limited
partnership unit               $     8.23    $   4.49   $     .95  $   1.55
                               ==========    ========   =========  ========

             The accompanying notes are an integral
          part of these condensed financial statements.

                     LEASTEC INCOME FUND IV
                A CALIFORNIA LIMITED PARTNERSHIP
                    STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
<CAPTION >
                                                        Nine Months
                                                           Ended
                                                        September 30
                                                     1995        1994
                                                   -----------   ----------
Cash flows from operating activities:
  Net income                                       $   882,844  $   481,596
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Accumulated depreciation                                 0      373,063
    Gain on disposition of equipment                   (54,313)     (92,071)
    Other income                                             0         (349)
  Change in assets and liabilities:
   (Increase) decrease in accounts receivable           28,219      (66,665)
    Increase (decrease) in payable to affiliates       (23,476)      20,969
    Decrease in accounts payable                       (83,446)     (69,449)
    Decrease in deposits                              (200,012)     (17,209)
    Increase (decrease) in prepaid rental income         8,336          (65)
    Increase in distributions payable                    5,268       231,573
                                                    -----------   ----------
  Net cash provided by operating activities            563,420       861,393
                                                    -----------   ----------
Cash flows from investing activities:
    Proceeds from disposition of equipment              51,445       259,852
    Proceeds from sale of direct financing
    leases                                             155,620             0
    Decrease in net investment in direct
    financing leases                                 2,105,406     1,606,364
                                                   -----------   -----------
  Net cash provided by investing activities          2,312,471     1,866,216
                                                   -----------    -----------
Cash flows from financing activities:
     Repayment of notes payable                       (305,610)   (1,027,482)
     Net distributions to partners                  (2,500,000)   (1,616,376)
                                                   -----------   -----------
  Net cash used in financing activities             (2,805,610)   (2,643,858)
                                                   -----------   -----------
Net increase in cash                                    70,281        83,751
  Cash at beginning of period                          928,298       576,596
                                                   -----------   -----------
  Cash at end of period                            $   998,579   $   660,347
                                                   ===========   ===========

                       The accompanying notes are an integral
                    part of these condensed financial statements.

                     LEASTEC INCOME FUND IV

                A CALIFORNIA LIMITED PARTNERSHIP

             NOTES TO CONDENSED FINANCIAL STATEMENTS

  SEPTEMBER 30, 1995, SEPTEMBER 30, 1994 AND DECEMBER 31, 1994

                           (UNAUDITED)

1. Basis of Condensed Financial Statement Preparation
   --------------------------------------------------

   In the opinion of the General Partner, the accompanying unaudited condensed financial statements contain all adjustments (consisting principally of normal, recurring accruals) necessary to present fairly the financial position of Leastec Income Fund IV (the Partnership) as of September 30, 1995, September 30, 1994 and December 31, 1994.


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

Results of Operation
--------------------

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

  The Registrant reported a net income of $882,844 or $8.23 per Limited Partnership Unit for the nine months ended September 30, 1995, as compared to net income of $481,596 or $4.49 per Limited Partnership Unit for the nine months ended September 30, 1994.

  Total revenues for the nine months ended September 30, 1995, were $1,319,858 compared $1,369,656 for the same period in the prior year. This slight decrease is primarily due to the significant increase in other income from $11,727 for the nine months ended September 30,
1994, to $641,486 for the same period in 1995. The majority of the increase, or $591,829, for the nine months ended September 30, 1995, was caused by early termination fees on a direct finance lease with Paradigm Technology. Revenue derived from the Fund's equipment management activities comprised 99% of the total income for the period, with the remaining 1% being interest income. Direct financing lease income decreased from September 30, 1994, to September 30, 1995, ($523,498 to $336,386 respectively). The net investment in direct financing leases decreased from $4,391,489 at September 30, 1994, to $1,453,233 at September 30, 1995.

  Interest income increased because the Registrant held slightly higher cash balances due to equipment and lease sales during the first nine months of 1995 as compared to the same period in the prior year. All available cash is being paid out in distributions to the Fund's partners on a quarterly basis.

   Total expenses for the nine months ended September 30, 1995, were $437,014 compared to $888,060 for the same period in the prior year. Depreciation, management fees, interest, and general and administrative costs comprised 94% of the total expenses. Interest expense decreased from September 30, 1994 to September 30, 1995, ($98,616 to $30,192 respectively). The note payable balance was $548,591 as of September 30, 1994, compared to a note payable balance of $0 as of September 30, 1995.

      The equipment on operating leases was fully depreciated at the end of 1994 giving a balance net of accumulated depreciation of $-0-for both December 31, 1994, and September 30, 1995.

      The gain on sale of equipment for the nine months ended September 30, 1995, was $54,313 as compared to $92,071 for the same period in 1994. As the Registrant draws nearer to complete liquidation more leases and underlying equipment will be sold causing fluctuations between periods in the gain on sale of equipment.

      General and administrative costs remained relatively unchanged decreasing slightly from $174,706 for the first nine months of 1994 to $151,168 for the same period in 1995.

Liquidity and Capital Resources
-------------------------------

  Cash provided by operating activities for the nine months ended September 30, 1995, was $563,420 compared to $861,393 for the same period in the prior year.

  Cash provided by investing activities increased from $1,866,216 for the nine months ended September 30, 1994, to $2,312,471 for the same period in 1995, reflecting primarily the inter-period fluctuations in equipment sales and the aging of rental receipts from the direct finance lease portfolio.

  As rental payments on finance leases are received, the cash is broken up into income and return of principal. As a finance lease ages the income portion of the rental receipts decrease and the return of principal portion increases.

  Sales proceeds of equipment for the nine months ended September 30, 1994, totaled approximately $259,852 resulting in a $92,071 gain after depreciation expense was taken compared to $51,445 resulting in a gain of $54,313 for the same period this year.

  Cash provided by investing activities was used to repay $305,610 of debt during the nine months ended September 30,1995 as compared to $1,027,482 for the same period in the prior year.

  As of September 30, 1995, the Fund's partners were allocated cash distributions of $657,900 payable on October 13, 1995. The size of investor distributions depend on the timing of equipment sales and collections of rents. As a result of the decreasing portfolio of leases, this amount can be expected to gradually decrease during 1995 and 1996 and to be variable in amount from quarter to quarter depending on the timing of equipment sales.

   The cash balance increased from $576,596 at December 31, 1993, to $660,347 at September 30, 1994, to $928,298 at December 31, 1994 to
$998,579 at September 30, 1995.

  The cash position as of September 30, 1995, was $998,579. The General Partner anticipates that funds from operations will be adequate to cover all operating expenses and future needs of the Partnership during 1995.

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


                                   LEASTEC INCOME FUND IV
                                   (Registrant)
                                   LEASTEC CORPORATION
                                   (General Partner)



Date: November 1, 1995            By:  Ernest V. Lavagetto
                                       Ernest V. Lavagetto,
                                       President