Form 10-K
period 1995-12-31
LEASTEC INCOME FUND IV
filed 1996-03-21
CIK 799179

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-K

     Annual Report Pursuant to Section 13 or 15 (d) of the
                Securities Exchange Act of 1934

  For the fiscal year ended                 Commission file number
      December 31, 1995                             33-8115
                    LEASTEC INCOME FUND IV
               A CALIFORNIA LIMITED PARTNERSHIP
    (Exact name of registrant as specified in its charter)

        California                                      68-0100223
(State or other jurisdiction of              (I.R.S. Employer Identifi-
incorporation or organization)                       cation Number)

2855 Mitchell Drive, Suite 215, Walnut Creek, CA           94598
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:(510) 938-3443

       Securities registered pursuant to Section 12 (b) of the Act:

                                            Name of Each Exchange on
        Title of Each Class                   Which Each Class is
          To be Registered                      to be Registered

                  None                               None

 Securities registered pursuant to Section 12 (g) of the Act:
      UNITS OF LIMITED PARTNER INTEREST (TITLE OF CLASS)

          Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes X                       No
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment          to         this         Form          10-K.
X

              DOCUMENTS INCORPORATED BY REFERENCE

               EXHIBIT INDEX LOCATED AT PAGES-30

                    LEASTEC INCOME FUND IV
                 1995 FORM 10-K ANNUAL REPORT

                       TABLE OF CONTENTS

                                                            Page No

Item   1   Business                                               3

Item   2   Properties                                             5

Item   3   Legal Proceedings                                      5

Item   4   Submission of Matters to a Vote of Security Holders    5

Item   5   Market for Registrants Common Equity and Related
           Stockholder Matters                                    5

Item   6   Selected Financial Data                                7

Item   7   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    8

Item   8   Financial Statements and Supplementary Data           13

Item   9   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                   27

Item  10   Directors and Executive Officers of the Registrant    27

Item  11   Executive Compensation                                28

Item  12   Security Ownership of Certain Beneficial Owners and
           Management                                            29

Item  13   Certain Relationships and Related Transactions        29

Item  14   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                           30

Item 1.   BUSINESS

      Prior to 1993, the Registrant's primary business was to acquire a diversified portfolio of capital equipment for lease subject to operating and finance leases with terms of 36 to 60 months. The equipment leased was selected by the lessees and was purchased directly from the manufacturer, independent third parties and the lessees (via sale lease back transactions). Operating leases, primarily of data processing equipment, are those in which the Registrant maintains ownership of the equipment at the end of the lease. Finance leases are those in which the lessee is contractually obligated to purchase the equipment at a predetermined amount at the end of the lease. Since the operating leases did not transfer ownership through a purchase obligation, the Registrant is dependent on re-lease or sale of the equipment to realize a profitable return on its investment in the leased equipment.
      Prior to 1993, the Registrant reinvested cash in excess of partners distributions into new lease transactions. Starting in 1993, the Registrant began to wind down its leasing operations by returning all cash proceeds from operations to the partners through quarterly distributions. During the wind down or liquidation phase, cash proceeds from the rents, equipment sold and all available cash from operations have been distributed to the limited partners in proportion to their respective tax basis capital accounts.
      During fiscal 1995, the Registrant continued the plan to liquidate its lease portfolio. The Registrant will continue distributions in this manner until all assets are disposed of and all proceeds are distributed. It is expected that the Portfolio will be fully liquidated by December 1996 and that the Registrant's net income will decrease as its lease portfolio is liquidated. The Partnership was formed in 1986 with a capitalization of $26,909,750. Limited partner distributions from the inception of the Partnership to date are as follows:

               Year                Total Distribution Made
               ----                -----------------------
               1986                     $     9,511
               1987                       1,713,643
               1988                       2,506,596
               1989                       2,555,962
               1990                       2,607,188
               1991                         731,576
               1992                         738,289
               1993                       1,399,962
               1994                       2,155,557
               1995                       2,975,000
                                         ----------
               Total                    $17,393,284


      Distributions noted herein are on an accrual basis of accounting as shown on the Statement of Partners' Capital. The Registrant has accrued a Fourth Quarter distribution of $600,000 to the limited partners for the quarter ended December 31, 1995. Although the Registrant has until December 1997 to liquidate its operations, the Registrant intends to be fully liquidated at the end of its eleventh full year of operation, December 1996.

Competition

     While the Registrant is no longer seeking new leases, it has competed in the past with manufacturer owned leasing companies, independent leasing companies, affiliates of banks, commercial credit companies and other leasing partnerships. Competition with these entities was based primarily on lease rates and residual estimates as well as the type and amount of equipment. In addition the condition and relative obsolescence of equipment are major factors in the Partnership's ability to re-lease or sell its equipment from operating leases. Other factors include the demand for a type of equipment, the cost of maintenance, the availability of financing, trends in the economy, interest rates, tax laws as well as many other factors over which neither the Registrant or its competitors have control.

Working Capital

     The Partnership maintains cash reserves for normal operating expenses, working capital and certain leasing costs such as payment of personal property taxes, refurbishment cost and repossession costs. The Registrant has no statistical information to compare its reserves with those of its competitors.
     The Registrant has no employees. Leastec Corporation is performing all management duties for the Fund. In 1995, the General Partner of the Registrant, Leastec Corporation, received management fees of seven percent (7%) of the Registrant's gross receipts, or $155,479 for managing the Registrant's operations.
      The Registrant's revenues, income, and assets as of and for the years ended December 31, 1995, 1994, and 1993, are as follows:

                              1995        1994          1993
                              ----        ----          ----
       Total Revenues      $1,467,572   1,611,235    2,702,848
       Net Income           1,071,061     570,459      364,594
       Assets               1,925,299   4,685,134    2,995,740

Item 2.   PROPERTIES

      The Registrant has no plants, mines or other physical properties. At December 31, 1995, the portfolio of leases consisted of 7 operating leases with 1 lessee and 21 finance leases with 10 lessees. The equipment on lease consists primarily of data processing equipment, office furniture, instrumentation and semi-conductor fabrication equipment.

Item  3.  LEGAL PROCEEDINGS

      The Registrant is not a party to any material pending legal proceedings at this time.

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the period from September 30, 1995 to December 31, 1995, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

Item  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

         (a) The Registrant's Limited Partner Units and General Partner's Units are not publicly traded. There is no established public trading market for such Units and none is expected to develop. However the Registrant's units are freely transferable. The General Partner may at its sole discretion determine that the transfer of a Unit will not become effective if such transfer is restricted or prohibited under Federal or state securities laws. In addition, the General Partner, in its sole judgment may determine that a transfer will not become effective if it would result in the premature termination of the Partnership for Federal income tax purposes or increase the risk of reclassification of the Registrant under the publicly traded partnership provisions of the Revenue Act 1987 (the 1987 Act) or cause the Partnership to be reclassified as an association taxable as a corporation under Federal income tax regulations. The 1987 Act contains provisions which have an adverse impact on investors in "publicly traded partnerships," which include partnerships whose interests are traded either on an established securities market or are readily tradable on a secondary market. If the Partnership were to be classified as a "publicly traded partnership", the Partnership would be taxed as a corporation as of the time public trading was deemed to commence.

              The general partner has represented that it will take all action necessary to restrict transfers to assure that the units will not become readily tradable on a secondary market or substantial equivalent. To accomplish that goal the General Partner intends to restrict the transfer of Units to the extent necessary to comply with IRS Notice 99-75 containing safe harbors for the transfer of partnership interest.
         (b) The number of holders of partnership interests are set forth below:

                                                  Number of Holders as of
                    Title of Class                   December 31, 1995
                    --------------                ------------------------
                Limited Partner Units                      2,902
                General Partner Units                         1

         (c)  Distributions
              During 1995, the Registrant made four (4) quarterly distributions (the first distribution in 1995 related to 1994) to all limited partners in the amount of $2,995,000 as follows:

                    Period Ended         Payment        Distributions per
                                                       $250 Investment Unit
                    ------------         -------       --------------------
                December 31, 1994      January 1995          $  5.78
                March 31, 1995          April 1995              4.66
                June 30, 1995            July 1995             11.62
                September 30, 1995     October 1995             5.82

             Liquidation distributions of varying amounts were paid in the first three quarters of 1995. Additionally, $600,000 has been accrued for the fourth quarter 1995 to be paid in January 1996.

Item  6.  SELECTED FINANCIAL DATA

                                         YEARS ENDED DECEMBER 31,
                                  (in thousands, except per unit data)

  For the year:                     1995    1994    1993    1992     1991
  ------------                      ----    ----    ----    ----     ----
  Total revenues                   1,468   1,611   2,703    3,569    5,996

  Net Income                       1,072     570     306     (921)      97

  Distributions declared to
    partners                       3,132   2,269    1,474     777      770
  Net income per weighted
    average limited partner
      unit outstanding              8.53    2.23        0   (8.49)       0

  At December 31,1995:
  Total assets                     1,925   4,685    7,321    1,150  12,721

  Long-term portion of notes
    payable                             0      0      306    2,314   2,824


      Cash dividends declared per limited partner unit data is not applicable as cash distributions are distributed to those investors electing to receive them at a fixed rate as determined by the general partner based on the investors original investment for years 1986 - 1992. Distributions for the subsequent quarters were based on each partner's tax basis capital account.

      The above selected financial data should be read in conjunction with the audited financial statements and related notes to the financial statements appearing in Item 8 of the Form 10-K.

Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Basis of Financial Statement Preparation

      The partnership has presented its 1995 financial statements to reflect its leasing activities on a basis consistent with prior periods. Upon completion of its leasing activities in 1996, the partnership expects to distribute its remaining net assets (cash) to the partners and dissolve the partnership.

Results of Operations

1994 versus 1995

     The Registrant completed nine (9) full years of operations and has begun to liquidate its assets. During the wind down or liquidation phase of the Partnership, all cash flows in excess of partnership expenses will be distributed to the limited partners in proportion to their respective tax basis capital accounts. The Registrant will continue distributions in this manner until all assets are disposed of and all proceeds are distributed. It is the General Partner's intent to fully liquidate the Partnership as of the end of 1996.
     The cost of the equipment on operating leases and the cost of the equipment held for sale declined from $3,207,960 in 1994 to $2,201,123 in 1995; consequently, depreciation expense decreased from $369,155 in 1994 to $-0-in 1995. As operating leases terminated during the year, the equipment returned from lease was sold.
     Operating lease income declined from $883,925 in 1994 to $340,623 in 1995 because of a reduction in the operating lease portfolio. Rental income from operating leases comprised 55% and 23% of total revenue in 1994 and 1995, respectively, with interest and other income, direct financing lease income and gain on disposition of equipment making up the remainder. The decline in the percentage of income derived from operating leases reflects the Registrant's effort to invest in finance leases and the decreased size of the lease portfolio subject to operating leases. Direct financing lease income decreased from $ 594,258 in 1994 to $367,988 in 1995 as the direct finance lease portfolio also decreased in size.

     The Registrant recorded a net gain on disposition of equipment and direct finance leases of $ 105,822 in 1994 and $55,596 in 1995. This decrease is attributable to the reduced lease portfolio.
     Management fees decreased from $ 262,850 in 1994 to $155,479 in 1995. Management fees are dependent on the amount of rental income derived from both operating and direct financing lease income and are expected to decrease as the lease portfolio decreases.
     Direct services from general partners decreased from $80,830 in 1994 to $79,998 in 1995. Direct services are the administrative and personnel costs (payroll) incurred on behalf of the Partnership. The decrease between 1994 and 1995 is a result of staffing requirements needed to manage leasing activities and the reduced amount of equipment from operating leases being refurbished and sold.
     General and administrative expenses decreased from $186,879 in 1994 to $141,754 in 1995. This decrease reflects the effect of a shrinking operating lease portfolio as well as a decrease in remarketing fees paid to third parties (expenses incurred to sell or re-lease equipment coming off lease).
     Total operating expenses decreased from $ 1,040,776 in 1994 to $395,971 in 1995. The majority of the decrease relates to the reduction of depreciation expense on the operating lease portfolio.

     The foregoing factors resulted in the Registrant reporting a net income of $ 1,071,061 in 1995 and $570,459 in 1994. Net income per weighted average limited partner unit increased to $8.53 in 1995 from $2.23 in 1994.

Liquidity and Capital Resources

     Operating activities provided the Registrant with net cash flow of $1,256,966 in 1994 and $1,010,150 in 1995. The decrease from year to year is a result of the rapid decline in the size of the lease portfolio as part of the planned liquidation of the Registrant's assets. Related to this activity is a rapid reduction in the Deposits held as security for leases as these amounts were applied to ending rents and purchase obligations.
     Investing activities ( which includes the payment of cash allocable to return of principal under finance leases) provided net cash of $2,649,373 in 1995 and $2,297,364 in 1994. Cash from finance leases decreased from $2,020,203 in 1994 to $1,918,500 in 1995 due to the increased moneys from financing lease payments allocated to recovery of principal. The net investment in direct finance leases used cash of -0- in 1994 and 61,859 in 1995 as the Registrant acquired lease schedules from a General Partner affiliate. The sale of equipment related to direct financing leases provided cash totaling $739,536 in 1995 and -0- in 1994. The sales proceeds from the disposition of equipment subject to operating leases decreased from $277,161 in 1994 to 53,196 in 1995.
     Financing activities used cash to repay notes payable and the bank line of credit, which amounted to $ 1,270,463 in 1994 and $305,610 in 1995, and to make distributions to Partners, which amounted to $ 1,932,165 in 1994 and $3,152,630 in 1995.
     The cash position as of December 31, 1995 was $1,129,581. The General Partner anticipates that funds from operations in 1996 will be adequate to cover all operating expenses and future needs of the Partnership. Future distributions are dependent upon future lease income and proceeds from the sale of equipment.

1993 versus 1994

     The Registrant did not enter into any new direct financing leases or operating leases during 1994 or 1993. As operating leases terminated during the year, the equipment returned from lease was sold. Equipment on lease (subject to operating leases), net of depreciation decreased from $540,494 at December 31, 1993 to $0 at December 31, 1994. The equipment held for sale, net of depreciation and provision for decline in market value, was $ 0 at December 31, 1993 and December 31, 1994.
     The cost of the equipment on operating leases and the cost of the equipment held for sale declined from $5,353,120 in 1993 to $3,207,960 in 1994; consequently, depreciation expense decreased from $1,136,888 in 1993 to $369,155 in 1994.

     Operating lease income declined from $1,528,332 in 1993 to $883,925 in 1994 because of a reduction in the operating lease portfolio. Rental income from operating leases comprised 57% and 55% of total revenue in 1993 and 1994, respectively, with interest and other income, direct financing lease income and gain on disposition of equipment making up the remainder. The decline in the percentage of income derived from operating leases reflects the Registrant's effort to invest in finance leases and the decreased size of the lease portfolio subject to operating leases. Direct financing lease income decreased from $1,057,185 in 1993 to $594,258 as the direct finance lease portfolio also decreased in size.
     The Registrant recorded a net gain on disposition of equipment of $92,052 in 1993 and $105,822 in 1994. Subsequent to year end, a lessee filed for Chapter 11 bankruptcy. The ultimate impact of the bankruptcy is unknown. The Registrant has written off lease receivables totaling $266,259 against the allowance for doubtful direct financing leases. The reserve was reduced from $650,000 at December 31, 1993 to $383,741 at December 31, 1994 as a
result of this charge off.
     The Registrant realized a recovery on direct financing leases of $655,915 and $-0- in 1995 and 1994,respectively. The direct financing leases were previously written down due to lessee financial positions.
     Management fees decreased from $373,136 in 1993 to $262,850 in 1994. Management fees are dependent on the amount of rental income derived from both operating and direct financing lease income and are expected to decrease as the lease portfolio decreases.
     Direct services from general partners decreased from $108,653 in 1993 to $80,830 in 1994. Direct services are the administrative and personnel costs (payroll) incurred on behalf of the Partnership. The decrease between 1993 and 1994 is a result of reduced staffing requirements needed to manage leasing activities and the reduced amount of equipment from operating leases being refurbished and sold.
     General and administrative expenses decreased from $210,025 in 1993 to $186,879 in 1994. This decrease reflects the effect of a shrinking operating lease portfolio as well as a decrease in remarketing fees paid to third parties (expenses incurred to sell or re-lease equipment coming off lease).
     Total operating expenses decreased from $2,338,154 in 1993 to $1,040,776 in 1994. The majority of the decrease relates to the reduction of depreciation expense on the operating lease portfolio. Depreciation expense comprised 49% and 35% of total expenses in 1993 and 1994, respectively.
     The foregoing factors resulted in the Registrant reporting a net income of $570,459 in 1994 and $364,594 in 1993. Net income per weighted average limited partner unit increased to $2.23 in 1994 from $ 0 in 1993. The increase in net income per weighted average limited partner unit reflects the entire allocation of income to the General Partner in 1993.

Liquidity and Capital Resources

     Operating activities provided the Registrant with net cash flow of $1,758,060 in 1993 and $1,256,966 in 1994. The decrease from year to year is a result of the rapid decline in the size of the operating lease portfolio compared to the size of the direct finance lease portfolio.

     Investing activities ( which includes the payment of cash allocable to return of principal under finance leases) provided net cash of $2,297,364 in 1994 and $2,868,809 in 1993. Cash from finance leases increased from $2,265,018 in 1993 to $2,020,203 in 1994 due to the increased moneys from financing lease payments allocated to recovery of principal. This increase occurs naturally as the lease obligation are amortized by payment of rents. The sale of equipment related to direct financing leases totaled 324,685 in 1993 and -0- in 1994,while operating leases provided cash totaling $279,106 in 1993 and $277,161 in 1994.
     Financing activities used cash to repay notes payable and the bank line of credit, which amounted to $3,237,026 in 1993 and $1,270,463 in 1994, and to make distributions to Partners, which amounted to $1,353,677 in 1993 and $1,932,165 in 1994.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial Statements                           Page Number

      Independent Auditors' Report                       F-3
      Balance Sheets                                     F-4
      Statements of Operations                           F-5
      Statements of Partners' Capital                    F-6
      Statements of Cash Flows                           F-7
      Notes to Financial Statements                      F-8

                    LEASTEC INCOME FUND IV
              (a California Limited Partnership)

                     Financial Statements

               December 31, 1995, 1994 and 1993

          (With Independent Auditors' Report Thereon)

                    LEASTEC INCOME FUND IV
              (A California Limited Partnership)


                 INDEX TO FINANCIAL STATEMENTS



                                                       Page
                                                      Number

INDEPENDENT AUDITORS' REPORT                           F-3


FINANCIAL STATEMENTS:

  BALANCE SHEETS DECEMBER 31, 1995 AND 1994            F-4

  STATEMENTS OF OPERATIONS FOR THE YEARS
     ENDED DECEMBER 31, 1995, 1994 AND 1993            F-5

  STATEMENTS OF PARTNERS CAPITAL FOR THE YEARS
     ENDED DECEMBER 31, 1995, 1994 AND 1993            F-6

  STATEMENTS OF CASH FLOWS FOR THE YEARS
     ENDED DECEMBER 31, 1995, 1994 AND 1993            F-7

  NOTES TO FINANCIAL STATEMENTS                        F-8

                 Independent Auditors Report
                 ---------------------------


The Partners
Leastec Income Fund IV:


We have audited the accompanying balance sheets of Leastec Income Fund IV (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 8 to the financial statements, the Partnership has commenced liquidation and plans to cease operations during 1996.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leastec Income Fund IV (a California limited partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.


                              (signed) KPMG Peat Marwick LLP


February 8, 1996


                    LEASTEC INCOME FUND IV
              (a California limited partnership)

                        Balance Sheets

                  December 31, 1995 and 1994

            Assets                               1995           1994
            ------                               ----           ----
Cash and cash equivalents                     $1,129,581       928,298
Receivables, net:
  Rent                                            42,920        15,694
  Affiliates and other                            18,925        29,751
Net investment in direct financing leases        733,873     3,711,391
Equipment on operating leases, net
  of accumulated depreciation of
  $2,201,123 in 1995 and $2,992,283 in 1994            0             0
Equipment held for sale or lease, net
  of accumulated depreciation of $0
  in 1995 and $215,677 in 1994                         0             0
                                               ---------      --------
                                              $1,925,299     4,685,134
                                               =========     =========

Liabilities and Partners Capital
--------------------------------

Trade accounts payable                            69,823       114,531
Distributions payable to partners                631,580       652,632
Due to affiliates                                  2,872       144,124
Deferred rent revenue                             33,801        11,086
Deposits                                         150,246       360,197
Notes payable                                          0       305,610
                                                --------     ---------
          Total liabilities                      888,322     1,588,180
                                                --------     ---------
Partners capital:
     General partner:  Authorized 1,414 units;
       issued and outstanding 1,087 units in
       1995 and 1994                                   0             0
     Limited partners:  Authorized 140,000
       units;  issued and outstanding
       107,331 units in 1995 and 1994          1,036,977     3,096,954
                                               ---------    ----------

          Total partners capital               1,036,977     3,096,954
                                               ---------     ---------
                                              $1,925,299     4,685,134
                                               =========     =========
<F/N>
See accompanying notes to financial statements.

                    LEASTEC INCOME FUND IV
              (a California limited partnership)

                   Statements of Operations

         Years ended December 31, 1995, 1994 and 1993

                                              1995        1994       1993
                                              ----        ----       ----
Revenues:
  Operating lease income                $   340,623      883,925    1,528,332
  Direct financing lease income             367,988      594,258    1,057,185
  Interest  and other income                 47,450       27,230       25,179
  Recovery on direct financing leases       655,915            0            0
  Gain on disposition of direct
     financing lease equipment, net           2,400            0            0
  Gain on disposition of equipment, net      53,196      105,822       92,052
                                          ---------    ---------    ---------
          Total revenues                  1,467,572    1,611,235    2,702,748
                                          ---------    ---------    ---------
Expenses:
  Depreciation of equipment
     on operating leases                          0      369,155    1,136,888
  Management fees                           155,479      262,850      373,136
  Loss on disposition of direct financing
     lease equipment, net                         0            0      123,404
  Direct services from general partner       79,998       80,830      108,653
  Interest                                    9,660      102,479      339,406
  Other expense                               9,080       38,583        2,670
  General and administrative                141,754      186,879      210,025
  Allowance for doubtful direct
     financing leases                             0            0      100,000
  Change in provision for
     recovery in market value
     of equipment held for
     sale or lease                                0            0      (56,028)
                                           --------    ---------     ---------
          Total expenses                    395,971    1,040,776    2,338,154
                                           --------    ---------    ---------

          Net income                     $1,071,601      570,459      364,594
                                           =========   =========    =========
Net income per weighted average
  limited partner unit outstanding       $     8.53         2.23            0
                                          =========    =========    =========
                                                                          F-5
<F/N>
See accompanying notes to financial statements.

                    LEASTEC INCOME FUND IV
              (a California limited partnership)

                Statements of Partners' Capital

         Years ended December 31, 1995, 1994 and 1993



                                          General      Limited
                                          Partner      Partners       Total
                                          -------      --------       -----
Partners capital, December 31, 1992      $(509,068)    6,413,623    5,904,555

Net income                                 364,594             0      364,594

Distributions to partners                  (73,684)   (1,399,962)  (1,473,646)
                                          --------     ---------    ----------

Partners capital, December 31, 1993       (218,158)    5,013,661    4,795,503

Net income                                 331,609       238,850      570,459

Distributions to partners                 (113,451)   (2,155,557)  (2,269,008)
                                          --------     ---------    ---------

Partners capital, December 31, 1994              0     3,096,954    3,096,954

Net income                                 156,578       915,023    1,071,601

Distributions to partners                 (156,578)   (2,975,000)  (3,131,578)
                                          --------     ---------    ---------

Partners capital, December 31, 1995      $       0     1,036,977    1,036,977
                                          ========     =========    =========

                                                                        F-6
<F/N>
See accompanying note to financial statements.

                    LEASTEC INCOME FUND IV
              (a California limited partnership)

                   Statements of Cash Flows

         Years ended December 31, 1995, 1994 and 1993

                                                  1995       1994       1993
                                                  ----       ----       ----
Cash flows from operating activities:
 Net income                                   $1,071,60 1    570,459    364,594
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation                                        0     369,155  1,136,888
   Gain on disposition of equipment, net         (53,196)   (105,822)   (92,052)
   (Gain) loss on disposition of direct
     financing leases                             (2,400)          0     123,404
   Change in provision for recovery in
     market value of equipment held
     for sale or lease                                 0           0    (56,028)
   Change in provision for doubtful direct
     financing leases                            383,741     266,259    100,000
   Changes in operating assets and
     liabilities:
       Receivables                               (16,400)    160,820    134,697
       Trade accounts payable                    (44,708)     (8,565)     78,007
       Due to affiliates                        (141,252)     42,704    (11,422)
       Deposits and deferred rent revenue       (187,236)    (38,044)   (20,028)
                                               ---------   ---------   ---------
       Net cash provided by
       operating activities                    1,010,150   1,256,966   1,758,060
                                               ---------   ---------   ---------
Cash flows from investing activities:
  Net investment in direct financing leases     (61,859)          0           0
  Decrease in net investment in direct
    financing leases                          1,918,500   2,020,203   2,265,018
  Proceeds from sale of direct
    financing leases                            739,536           0     324,685
  Proceeds from disposition of equipment         53,196     277,161     279,106
                                               --------   ---------   ---------
       Net cash provided by
       investing activities                   2,649,373   2,297,364   2,868,809
                                              ---------   ---------  ---------

Cash flows from financing activities:
  Repayment of notes payable and
   bank line of credit                         (305,610) (1,270,463) (3,237,026)
  Distributions to partners                  (3,152,630) (1,932,165) (1,353,677)
                                             ----------   ---------   ---------
       Net cash used in financing
         activities                          (3,458,240) (3,202,628) (4,590,703)
                                              ---------   ---------   ---------
Net increase in cash and cash equivalents       201,283     351,702      36,166

Cash and cash equivalents at beginning
   of year                                      928,298     576,596     540,430
                                              ---------   ---------   --------

Cash and cash equivalents at end of year    $ 1,129,581     928,298     576,596
                                              =========   =========   =========
Supplemental disclosure of cash flow
  information:
    Cash paid for interest                  $     9,660     102,479     339,406
                                             ==========  ==========    =========
<F/N>
See accompanying note to financial statements.

                                                                           F-7

                    LEASTEC INCOME FUND IV
              (a California limited partnership)

                 Notes to Financial Statements

               December 31, 1995, 1994 and 1993

(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

    (a) Organization
        ------------
        Leastec Income Fund IV (the Partnership) was formed on July 1, 1986 and commenced operations on December 1,1986 as a California limited partnership. The Partnership was formed for the purpose of purchasing, holding, leasing and selling equipment; primarily computer peripherals, terminal systems, small computer systems, communications equipment and word processing equipment.

        The Partnership leases to various companies in a variety of industries throughout the United States. The PartnershipOs operations consist of direct financing leases and operating leases (note 8).

        The Partnerships general partner is Leastec Corporation (Leastec). Leastec manages the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties.

   (b)  Allowance for Doubtful Accounts Receivable
        ------------------------------------------
        The Partnership provides an allowance for doubtful accounts for receivables deemed uncollectible. Allowance for doubtful accounts of $0 and $17,004 was recorded at DecemberE31, 1995 and 1994, respectively.

   (c)  Net Investment in Direct Financing Leases
        -----------------------------------------
        Net investment in direct financing leases is the total of the future minimum lease payments and the guarantee residual value accruing to the benefit of the lessor at the end of the lease term less the unearned income in the lease.

        Generally, leases are secured by the equipment on lease. In the event of a default on a lease, the Partnership has the right to foreclose on the assets leased. Assets acquired in the foreclosure are recorded at the lesser of the net investment in the direct financing lease or their estimated fair value as of the date of the foreclosure. Gains or losses from subsequent disposition of the assets are recorded at the date of sale.

      (d)  Equipment on Operating Leases
           -----------------------------
           Equipment on operating leases is stated at cost less accumulated depreciation. The cost of equipment includes acquisition fees paid to the general partners on the purchase price of the equipment. Depreciation is calculated on the straight-line method over the estimated useful lives of the equipment ranging from two to seven years. The estimated useful lives of equipment on operating leases and depreciation rates are adjusted to reflect changes in the estimated salvage value of the equipment at the end of the related leases caused by technological advances or other market changes during the lease term.
                                                                    (Continued)

                           LEASTEC INCOME FUND IV
                     (a California limited partnership)

                        Notes to Financial Statements

                      December 31, 1995, 1994, and 1993


(1)  Organization and Summary of Significant Accounting Policies, Continued
     ----------------------------------------------------------------------
    (e)  Recognition of Lease Income
         ---------------------------
         Operating lease income is recognized ratably over the lease term.

         Unearned income on direct financing leases is recognized as revenue over the lease term at a constant rate of return on the net investment in the lease.

    (f)  Income Taxes
         ------------
         No provision is made for income taxes since the Partnership is not a taxable entity. Individual partners report their allocable share of Partnership taxable income or loss.

    (g)  Cash Equivalents
         ----------------
         For purposes of the statements of cash flows, the Partnership considers all investments with an initial maturity at date of purchase of three months or less to be cash equivalents.

    (h)  Net Income Per Weighted Average Limited Partner Unit
         ----------------------------------------------------
         Net income per weighted average limited partner unit is computed by dividing the net income allocated to the limited partners ($915,023 in 1995, $238,850 in 1994 and $0 in 1993) by the weighted average number of limited partner units outstanding during the period (107,331 in 1995, 1994 and 1993).

    (i)  Estimates
         ---------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (j)  Reclassifications
         -----------------
         Certain 1994 amounts were reclassified for financial statement comparison purposes.

                                                                 (Continued)

                             LEASTEC INCOME FUND IV
                       (a California limited partnership)

                          Notes to Financial Statements

                         December 31, 1995, 1994 and 1993

(2)  Direct Financing Leases
     -----------------------

     Net investment in direct financing leases at December 31 consists of the following:

                                                          1995          1994
                                                          ----          ----
    Total minimum lease payments receivable            $ 491,018     3,542,626
    Guaranteed residual values of leased equipment       307,342     1,057,381
    Less:  Unearned lease income                         (64,487)     (504,875)
           Allowance for doubtful direct finance
             leases                                            0      (383,741)
                                                        --------     ---------
                                                       $ 733,873     3,711,391
                                                        ========     =========

     Future minimum lease payments and residuals of $798,360 are receivable under direct financing leases during the year ending December 31, 1996.

(3)  Recovery on Direct Financing Leases
     -----------------------------------
     A lessee of the Partnership filed for Chapter 11 bankruptcy in 1994. The Partnership had previously established an allowance to cover the loss; therefore, no loss was charged to the accompanying statement of operations for the year ended December 31, 1994. The Partnership subsequently received income from auction sales of recovered equipment and insurance proceeds on unrecovered equipment which resulted in a recovery of $64,085 recorded in the year ended December 31, 1995.

     In October 1992, a lessee experiencing financial difficulties suspended lease payments to the Partnership. The Partnership subsequently renegotiated terms with the lessee to continue monthly rental receipts at a reduced amount. The management of the Partnership believed that the lessee would continue to make lease payments. However, due to the uncertainty of the situation the Partnership recorded an allowance for possible losses of $383,741 at December 31, 1994. In accordance with the renegotiated terms with the lessee, the Partnership received 39,907 equity shares of the lessee's common stock. However, the Partnership had not assigned a value to the shares of common stock as the fair market value was not determinable.

     In May 1995 the lessee was purchased by a third party who paid off the Partnership for the related obligation and purchased the related common stock shares. At December 31, 1995, the related balances and allowance were eliminated. The Partnership recognized income for the transaction which resulted in a recovery of $591,830 recorded in the year ended December 31, 1995.

(4)  Operating Leases
     ----------------
     Future minimum lease payments of $189,543 are receivable under noncancelable operating leases during the year ending December 31, 1996.

                                                                  (Continued)

(5)  Notes Payable
     -------------
     The entire note payable balance of $305,610 outstanding as of December 31, 1994 matured and was paid during the year ended December 31, 1995.

(6)  Transactions with the General Partner and Affiliates
     ----------------------------------------------------
     The following is a summary of transactions with the general partner and affiliates.

    (a)  Management Fees
         ---------------
         The general partner is entitled to receive management fees as compensation for services performed in connection with managing the equipment, equal to the lesser of (a) 5% of gross revenues from operating leases, 2% of gross revenues from full payout leases which contain net lease provisions, or 7% of gross receipts, excluding sales, from all leases which require equipment management and additional services relating to the management of the equipment, whichever is applicable; or (b) the fee which the general partner reasonably believes to be competitive with that which would be charged by a non-affiliate for rendering comparable services. Such fees totaled $155,479 in 1995, $262,850 in 1994 and $373,136 in 1993.

    (b)  Direct Services
         ---------------
         The general partner provides various services directly related to the operations of the Partnership. The Partnership reimburses the general partner for administrative and personnel costs incurred on its behalf. Such reimbursements totaled $79,998 in 1995, $80,830 in 1994 and $108,653 in 1993.

    (c)  Due to Affiliates
         -----------------
         Amounts due to affiliates for services performed totaled $2,872 and $144,124 at December 31, 1995 and 1994, respectively.

    (d)  Direct Financing Lease Purchase
         -------------------------------
         The Partnership purchased a direct financing lease from an affiliate of the general partner in the amount of $61,859 in 1995. The purchase price was established by the net book value at which the lease was recorded on the affiliate's books.

                                                                   (Continued)

                             LEASTEC INCOME FUND IV
                      (a California limited partnership)

                         Notes to Financial Statments

                       December 31, 1995, 1994 and 1993

(7)  Cash Distributions and Allocations of Profits and Losses
     --------------------------------------------------------

    (a)  Cash Distributions
         ------------------
         The limited partners and general partner receive 95% and 5%, respectively, of cash available for distributions as defined in the Partnership agreement, until the limited partners receive an amount equal to their original capital contribution plus an amount equal to the greater of 8% per annum, cumulative, compounded daily or 10% per annum cumulative, non-compounded on the adjusted purchase price of limited partner units. Thereafter, the limited partners and general partner receive 85% and 15% of cash available for distribution, respectively. Distributions have not reached any of the two previous limits and are currently distributed 95% to the limited partners and 5% to the general partner.

         Under the terms of the limited partnership agreement, limited partners may elect to reinvest their share of cash distributions in their capital accounts.

         Upon dissolution and termination of the Partnership, the general partner shall contribute to the Partnership an amount equal to the lesser of the deficit balance in its tax basis capital accounts or 1.01% of aggregate capital contributions of limited partners less any returns of capital contributions.

    (b)  Profit and Loss Allocations
         ---------------------------
         Profits are allocated first, 100% to the general partner until the general partner's capital accounts are brought to zero; second, 1% to general partner and 99% to limited partners until the total Partnership deficit is zero; third, to the general partners in an amount equal to cash distributions, and the remainder to the limited partners on the basis of their capital account balances.

         Net losses are allocated 99% to the limited partners and 1% to the general partner.

(8)  Liquidation
     -----------
     The Partnership has commenced liquidation and plans to cease operations during 1996. Under the Partnership agreement, the general partner will distribute the net assets of the Partnership in accordance with the partners' tax basis capital accounts.

                                                                   (Continued)

                           LEASTEC INCOME FUND IV
                      (a California limited partnership)

                         Notes to Financial Statements

                       December 31, 1995, 1994 and 1993

(9)  Tax Information
     ---------------
     The following reconciles the net income for financial reporting purposes and federal income tax purposes for the years ended December 31:

                                                 1995       1994       1993
                                                 ____       ----       ----
     Net income per financial statements      $1,071,601    570,459   364,594
     Gain on disposition of equipment             71,486    (54,966)  (41,803)
     Depreciation and amortization              (178,307)  (281,893)  146,617
     Provision for decline in market value
       of equipment held for sale or lease             0          0   (56,028)
     Allowance for doubtful direct
       financing lease receivables              (383,741)         0   100,000
     Allowance for doubtful
       accounts receivable                       (17,004)         0     6,690
     Direct financing leases                     236,253    432,018   409,245
     Interest expense                                  0          0   (12,128)
     Deferred rent revenue                        22,715      6,379   (20,028)
     Other                                             0          0   (80,119)
                                                --------    -------   -------
     Partnership income for federal
       income tax purposes                     $ 823,003    671,997   817,040
                                                ========    =======   =======

    The following reconciles partners' capital for financial reporting purposes and federal income tax purposes as of December 31:

                                                           1995       1994
                                                           ----       ----
     Partners' capital per financial statements        $1,036,977   3,096,954
     Commissions and offering costs on sale
       of limited partnership units                     3,469,672   3,469,672
     Depreciation and amortization                     (2,597,734  (2,490,912)
     Allowance for doubtful direct
       financing lease                                          0     383,741
     Allowance for doubtful accounts                            0      17,004
     Direct financing leases                            2,306,610   2,070,357
     Deferred rent revenue                                 33,801      11,086
     Other                                                223,170     223,169
                                                        ---------   ---------
        Partners' capital for federal
          income tax purposes                          $4,472,496   6,781,071
                                                        =========   =========

                                                                          F-13

Item  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) At December 31, 1995, the General Partner of the Registrant was Leastec Corporation, a California corporation, a wholly owned subsidiary of The Earnest Group, formerly Partners Fund Management, Inc.

         (b) The directors and executive officers of the General Partner of the Registrant who are not themselves general partners of the Registrant are: Ernest V. Lavagetto, 46, President, Chief Financial Officer, Secretary and Director of Leastec Corporation since January 1990. Mr. Lavagetto's term of office as Director ends on August 31, 1996. Mr. Lavagetto joined Leastec Corporation in 1980. He is a Certified Public Accountant and a member in good standing of the American Institute of Certified Public Accountants. The officer noted above is not subject to an employment contract but serves at the pleasure of the Board of Directors of the respective corporation.

         (c)  All significant employees are identified in IteM 10 (b) above.

         (d) Leastec Corporation was formed in December 1976. Since its formation, Leastec has sponsored numerous tenancies-in-common, direct ownership transactions, and limited partnerships involving the leasing of computer and high technology medical equipment. Since 1980, Leastec has sponsored and served as a general partner of the following partnerships:

                Leastec Investors No. 1
                Leastec Investors No. 2
                Leastec Investors No. 3
                Leastec Investors No. 4
                Leastec Investors No. 5
                Leastec Investors No. 6

                Equipment Investors of Pacific No. 1
                Equipment Investors of Pacific No. 2
                Equipment Investors of Pacific No. 3
                Equipment Investors of Pacific No. 4
                Equipment Investors of Pacific No. 5
                Equipment Investors of Pacific No. 6
                Leastec Associates I
                Leastec Associates II
                Leastec Associates III
                Leastec Associates IV
                Leastec Associates V
                Leastec Associates VI
                Leastec Partners I
                Leastec Partners II
                Leastec Partners III
                Leastec Partners IV
                Leastec Partners V
                Leastec Partners VI
                Leastec Partners VII
                Leastec Partners VIII
                Leastec Partners IX
                Leastec Partners X
                Leastec Partners XI
                Leastec Partners XII
                Leastec Partners XIII
                Leastec Partners XV
                Leastec Partners XVI
                Leastec Systems I
                Western Trailer Associates
                Catscan Associates
                Leastec Income Fund 1984-1
                Leastec Income Fund 1985-1
                Leastec Income Fund III
                Leastec Income Fund V

Item 11.  EXECUTIVE COMPENSATION

          The Registrant has no employees. For information relating to fees and compensation paid to the General Partner, see Item 13.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent (5%) of the Limited Partner Units. As noted below, the General Partner owns 100 percent of the General Partner Units.
         (b) The General Partner of the Registrant owns the equity securities of the Registrant set forth in the following table:

             (1)              (2)                   (3)                (4)
                            Name of          Amount and Nature
           Title of        Beneficial           of Beneficial        Percent
            Class            Owner                Ownership         of Class

       General Partner  Leastec Corporation       1087 Units         100.0%
             Unit

              Leastec Corporation has the right to acquire all of the Limited Partner Units of which it is the beneficial owner as specified in Rule 13d-3(d)(1) under the Exchange Act.
         (c) There are no arrangements known to the Registrant, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Set forth is information relating to all compensation paid or accrued by the Registrant to the General Partner during the fiscal year ended December 31, 1995:
                      (A)                      (B)                 (C)
               Name of Individual         Capacities in            Cash
               or Number in Group          Which Served        Compensation

               Leastec Corporation        General Partner         $262,850

          The General Partner receives all of its compensation in cash from the Registrant. The Registrant also reimburses the General Partner for administrative and personnel costs incurred by the General Partner on behalf of the Registrant. Such expenses totaled $80,830 in 1995. Profits are allocated first 100% to the General Partner until the General Partner's capital account is brought to zero; second, 1% to the General Partner and 99% to the limited partners until the total Partnership deficit is zero; third, to the General Partner in an amount equal to cash distributions, and the remainder to the limited partners on the basis of their capital account balances. Net losses are allocated 99% to the limited partners and 1% to the General Partner. The net income allocated to the General Partner amounted to $364,594 in 1993 and $331,609 in 1995.

          Substantially all equipment leased by the Registrant is initially purchased by the Registrant from the manufacturer or independent third parties. The Registrant does not purchase any inventory of equipment but usually acquires equipment that is already subject to an existing lease. The Registrant purchases the equipment at cost. In addition, the Registrant's purchase price includes commissions paid to independent brokers for originating lease transactions and acquiring equipment.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
         (a)  Financial Statements and Exhibits

              1. Financial Statement                       Page Number

                  Independent Auditors' Report                     F-3
                  Balance Sheets                                   F-4
                  Statements of Operations                         F-5
                  Statements of Partners' Capital                  F-6
                  Statements of Cash Flows                         F-7
                  Notes to Financial Statements                    F-8

          All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.




       Exhibit                                                            Page
       Number          Exhibit Name                                      Number

         3       Leastec Income Fund IV Limited Partnership
                 Agreement
                 (Incorporated by reference from Exhibit A on Form S-1 filed with the Commission on November 3, 1986
                 File Number 33-8115)

                 Subscription Agreement and Power of Attorney
                 (incorporated by reference from Exhibit B on Form S-1, November 3, 1986, File No. 33-8115)

                 Election to Accumulate Cash Distributions
                 (Incorporated by reference from Exhibit C on Form S-1, November 3, 1986, File No. 33-8115)

         (b) No reports on Form 8 - K have been filed during the last quarter of the fiscal year ending December 31, 1995.

      Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 1995 report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LEASTEC INCOME FUND IV
                                    (Registrant)

                                    By:  LEASTEC CORPORATION
                                    General Partner


Dated: March 30, 1996               By:  ERNEST LAVAGETTO
                                    President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: March 30, 1996               By:  ERNEST LAVAGETTO
                                    Director, Leastec Corporation