Form 10-Q
period 1996-03-31
LEASTEC INCOME FUND IV
filed 1996-04-29
CIK 799179

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

    For Quarter Ended March 31, 1996       Commission file number 338115

       Leastec Income Fund IV, A California Limited Partnership
        (Exact name of registrant as specified in its charter)

              California                                   68-0100223
 (State of other jurisdiction of                  (I.R.S. Employer Identifi
  incorporation or organization)                         cation Number)

  2855 Mitchell Drive, Suite 215, Walnut Creek, California      94598

        (Address of principal executive offices)             (Zip Code)

  Registrant's telephone number, including area code (510) 938-3443
  ________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes    X                                  No    ____

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

                         CONDENSED BALANCE SHEETS
                                (Unaudited)

                                                March 31     December 31
                                                  1996           1995
ASSETS:
Cash                                          $  773,981    $1,129,581
Accounts receivable                               31,550         61,845
Net investment in direct financing
  leases                                         482,575        733,873
Equipment on operating leases, net of
    accumulated depreciation of $2,201,123
    in 1996 and $2,201,123 in 19950                    0              0
Equipment held for sale or lease, net of
    accumulated depreciation of $-0-in 1996
    and $-0- in 1995                                   0              0
                                              __________     __________
    Total assets                              $1,288,106     $1,925,299
                                              ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Payables to affiliates                       $     2,872    $     2,872
Accounts payable                                  36,282         69,823
Deposits                                         137,379        150,246
Prepaid rental income                             30,335         33,801
Distributions payable                            473,684        631,580
                                               _________     __________
    Total liabilities                            680,552        888,322
                                               _________     __________

Partners' capital:
Partners' capital                                607,554      1,036,977
                                               _________      _________
    Total partners' capital                      607,554      1,036,977
                                               _________      _________

    Total liabilities & partners' capital     $1,288,106     $1,925,299
                                               =========      =========


                  The accompanying notes are an integral
                part of these condensed financial statements.

                         LEASTEC INCOME FUND IV
                     A California Limited Partnership

                   CONDENSED STATEMENTS OF INCOME
                             (Unaudited)
                                                    Three Months

                                                        Ended
                                                       March 31

                                                  1996          1995
Revenue:
Rental income                                  $ 58,266      $ 72,549
Direct financing lease income                    17,697       116,443
Gain on sale of equipment                             0        39,430
Interest income                                   4,260         5,978
Other income (loss)                              42,472         3,972
                                                _______       _______
    Total revenues                              122,695       238,372
                                                _______       _______
Expenses:

Management fees                                $ 21,917      $ 56,017
General & administrative                         40,559        39,845
Data processing                                   7,757         9,335
Bad debt                                          6,690             0
Interest expense                                  1,512        21,898
                                                _______       _______
    Total expenses                               78,435       127,095
                                                _______       _______

    Net Income                                 $ 44,260      $111,277
                                                =======       =======

    Net income per limited partnership unit    $   0.41      $   1.04
                                                =======       =======


             The accompanying notes are an integral
          part of these condensed financial statements.

                       LEASTEC INCOME FUND IV
                  A California Limited Partnership

                      STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                                         Three Months
                                                             Ended
                                                           March 31
                                                       1996      1995
                                                       ____      ____
Cash flows from operating activities:
  Net income                                      $   44,260   $111,277
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Gain on disposition of equipment                       0    (39,430)
    Change in assets and liabilities:
    Decrease(increase) in accounts                    30,295    (98,747)
      receivable
    Decrease in payable to affiliates                      0    (16,731)
    Decrease in accounts payable                     (33,541)   (75,433)
    Decrease in deposits                             (12,866)   (19,160)
    Decrease (increase) in prepaid rental income      (3,466)     5,651
    Decrease in distributions payable               (157,896)  (126,316)
                                                    ________    _______
  Net cash used by operating activities             (133,214)  (258,889)
                                                    ________    _______
Cash flows from investing activities:
  Proceeds from disposition of equipment                   0     39,430
  Decrease in net investment in direct
    financing leases                                 251,298    585,744
                                                     _______    _______
  Net cash provided by investing activities          251,298    625,174
                                                     _______    _______
Cash flows from financing activities:
  Repayment of notes payable                               0   (104,696)
  Net distributions to partners                     (473,684)  (526,317)
                                                     _______    _______
  Net cash used in financing activities             (473,684)  (631,013)
                                                     _______    _______

  Net Decrease in cash                              (355,600)  (264,728)

  Cash at beginning of period                       1,129,581   928,298
                                                    _________  ________
  Cash at end of period                            $  773,981  $663,570
                                                    =========   =======


             The accompanying notes are an integral
          part of these condensed financial statements.

                       LEASTEC INCOME FUND IV
                  A California Limited Partnership
             NOTES TO CONDENSED FINANCIAL STATEMENTS

       MARCH 31, 1996, MARCH 31, 1995 AND DECEMBER 31, 1995
                           (Unaudited)

1.  Basis of Condensed Financial Statement Preparation
    __________________________________________________
    In the opinion of the General Partner, the accompanying unaudited condensed financial statements contain all adjustments (consisting principally of normal, recurring accruals) necessary to present fairly the financial position of Leastec Income Fund IV (the Partnership) as of March 31, 1996, March 31, 1995 and December 31, 1995.
    As provided for in the Partnership agreement and offering document, the Partnership engaged in leasing activities which intended to be completed in approximately eleven years from its inception at which time all remaining partnership assets will have been liquidated and cash proceeds distributed to the registrant's partners. The Partnership has presented its 1996 financial statements to reflect its leasing activities on a basis consistent with prior periods.

2.  Wind Down Phase
    _______________
    The Registrant has ceased acquisition of new capital equipment and is in the process of liquidating its lease portfolio. It is intended that the Registrant will be fully liquidated at the end of its eleventh full year of operation, December 1996.

                       LEASTEC INCOME FUND IV
                     A California Limited Partnership

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operation

    The Registrant has been winding down operations since 1993 by discontinuing new leasing activities and returning cash available from operations to the Registrant's Partners. Although the Registrant has until December 1997 to liquidate operations, the Registrant intends to be fully liquidated by December 1996. In order to complete the liquidation of all assets by the end of 1996, it is the General Partner's policy to allow the early termination of leases when requested, as well as to seek the sale of leased assets in which the lease may extend beyond December 1996. This is the Registrant's final year of operation.
   The majority of the Registrant's operating leases have terminated. The remaining leases were fully depreciated in the first half of 1995. As operating leases terminate, the equipment is sold.
    The remaining balance of the lease portfolio is invested in Direct Finance leases which terminate with the lessee's contractually required purchase of equipment. The income and expenses of the Registrant are steadily declining as the lease portfolio size declines. The cash balances and related interest income fluctuate according to the cash flow from rents and equipment and finance lease sales during each quarter. Cash is distributed to the Partners according to their respective tax basis capital accounts. The Partners will not receive a 100% return of their original investment because of shortfalls in the portfolio performance during the life of the Partnership.
    The Registrant reported a net income of $44,260 or $0.41 per Limited Partnership Unit for the three months ended March 31, 1996, as compared to net income of $111,277 or $1.04 per Limited Partnership Unit for the Three months ended March 31, 1995.
    Total revenues for the three months ended March 31, 1996, were $122,695 compared to $238,372 for the same period in the prior year. This decrease, due to the shrinking lease portfolio, was not as large as anticipated due to other income of $42,472 for the first quarter. The other income was generated by a certain lessee's penalty for failure to give proper notice of termination. Revenue derived from the Fund's equipment management activities comprised 97% of the total income for the period, with the remaining 3% being interest income. Direct financing lease income decreased from March 31, 1995, to March 31, 1996, ($116,443 to $17,697 respectively).
The net investment in direct financing leases decreased from $733,873 at March 31, 1995, to $482,575 at March 31, 1996.

    Interest income decreased because the Registrant held slightly lower cash balances due to lease termination's, sales and partner distributions during the first three months of 1996 as compared to the same period in the prior year. All available cash is being paid out in distributions to the Fund's partners on a quarterly basis.
    Total expenses for the three months ended March 31, 1996, were $78,435 compared to $127,095 for the same period in the prior year. Management fees, interest, and general and administrative costs comprised 88% of the total expenses. Interest expense decreased from March 31, 1995 to March
31, 1996, ($21,898 to $1,512 respectively).
    The gain on sale of equipment for the three months ended March 31, 1996, was $-0- as compared to $39,430 for the same period in 1995. Since of operating leases having been terminated and sold there are limited sources remaining for gains on sale. The contractually obligated purchase of direct financing leases usually does not generate a gain or loss on sale of equipment.
    General and administrative costs remained fairly constant from $39,845 for the first three months of 1995 to $40,559 for the same period in 1996.
The variable expenses of the Registrant have been reduced steadily as the liquidation progressed. There are certain fixed expenses caused by the Partnership Agreement's requirements, Regulatory and Partner reporting which will continue at this level until the Registrants final close of operations.

Liquidity and Capital Resources

    Cash used by operating activities for the three months ended March 31, 1996, was $133,214 compared to $258,889 for the same period in the prior year.
    Cash provided by investing activities decreased from $625,174 for the three months ended March 31, 1995, to, $251,298 for the same period in 1996, reflecting primarily the shrinking lease portfolio and the aging of rental receipts from the direct finance leases.
    As rental payments on finance leases are received, the cash is broken up into income and return of principal. As a finance lease the income portion of the rental receipts decrease and the return of principal portion increases.
    Cash provided by investing activities was used to repay $-0- of debt during the three months ended March 31,1996 as compared to $104,696 for the same period in the prior year.
    As of March 31, 1996, the Fund's partners were allocated cash distributions of $473,684 payable on April 15, 1996. The size of investor distributions depend on the lease termination's and collections of rents.
As a result of the decreasing portfolio of leases, this amount can be expected to gradually decrease during 1996.

    The cash balance decreased from $928,298 at December 31, 1994, to $663,570 at March 31, 1995, to $1,129,581 at December 31, 1995 and
decreased to $773,981 at March 31, 1996.
     The cash position as of March 31, 1996, was $773,981. The General Partner anticipates that funds from operations will be adequate to cover all operating expenses of the Partnership during 1996.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LEASTEC INCOME FUND IV
                                    (Registrant)

                                    LEASTEC CORPORATION
                                    (General Partner)



Date:  April 28, 1996               By:  _________________________
                                         Ernest V. Lavagetto,
                                         President