Form 10-Q
period 1996-06-30
LEASTEC INCOME FUND IV
filed 1996-07-31
CIK 799179

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1996       Commission file number 338115

                         Leastec Income Fund IV
                    A California Limited Partnership
         (Exact name of registrant as specified in its charter)

        California                                    68-0100223
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)                          Number)


    2855 Mitchell Drive, Suite 215, Walnut Creek, California 94598

(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (510) 938-3443
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

                   CONDENSED BALANCE SHEETS
                           (Unaudited)

                                                June 30      December 31
                                                 1996           1995
                                                ------       -----------
ASSETS:
Cash                                          $ 421,792     $ 1,129,581
Accounts receivable                                   0          61,845
Net investment in direct financing leases       340,787         733,873
Equipment on operating leases, net of
    accumulated depreciation of $2,201,123
    in 1996 and $2,201,123 in 1995                    0               0
Equipment held for sale or lease, net of
    accumulated depreciation of $-0- in
    1996 and $-0- in 1995.                            0               0
                                               --------       ---------
    Total assets                              $ 762,579     $ 1,925,299
                                               ========       =========

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Payables to affiliates                         $  8,665      $    2,872
Accounts payable                                 49,060          69,823
Deposits                                         72,543         150,246
Prepaid rental income                            19,422          33,801
Distributions payable                            94,737         631,580
                                                -------        --------
    Total liabilities                           244,427         888,322
                                                -------        --------
Partners' capital:
Partners' capital                               518,152       1,036,977
                                                -------       ---------
    Total partners' capital                     518,152       1,036,977
                                                -------       ---------

    Total liabilities & partners' capital      $762,579      $1,925,299
                                               ========      ==========

             The accompanying notes are an integral
           part of these condensed financial statements.

                      LEASTEC INCOME FUND IV
                 A California Limited Partnership

                 CONDENSED STATEMENTS OF INCOME
                           (Unaudited)


                                          Six Months              Quarter
                                             Ended                 Ended
                                            June 30               June 30
                                        1996       1995       1996      1995
                                        ----       ----       ----      ----
Revenue:
Rental income                       $116,084   $  156,497    57,818    83,948
Direct financing lease income         37,062      302,424    19,365   185,981
Gain (loss) on sale of equipment           0       54,313         0    14,883
Interest income                        6,348       13,525     2,088     7,547
Other income                          42,472      596,029         0   592,057
                                     -------    ---------   -------   -------
    Total revenues                   201,966    1,122,788    79,271   884,416
                                     -------    ---------   -------   -------

Expenses:
Management fees                       39,979      192,792    18,062   136,775
General & administrative              96,171      101,428    48,921    61,583
Data processing                       14,109       18,759     6,352     9,424
lnterest expense                       2,113       29,112       601     7,214
                                     -------    ---------   -------   -------

Total expenses                       152,372      342,091    73,936   214,996
                                     -------    ---------   -------   -------
Net Income                          $ 49,594   $  780,697   $ 5,335  $669,420
                                     =======    =========    ======   =======

Net income per limited
  partnership unit                  $   0.46    $    7.27   $  0.05  $   6.24
                                     =======     ========    ======   =======

               The accompanying notes are an integral
            part of these condensed financial statements.

                    LEASTEC INCOME FUND IV
                A California Limited Partnership

                   STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                              Six Months
                                                                 Ended
                                                                June 30
                                                         1996           1995
                                                         ____           ____

Cash flows from operating activities:
  Net income                                        $   49,594         780,697
    Adjustments to reconcile net income to net
    cash provided by operating activities:
    Gain on disposition of equipment                         0         (54,313)
  Change in assets and liabilities:
    Decrease in accounts receivable                     61,845           1,484
    Increase (decrease) in payable to affiliates         5,793          (1,792)
    Decrease in accounts payable                       (20,763)        (44,667)
    Decrease in deposits                               (77,702)       (151,260)
    (Decrease) increase in prepaid rental income       (14,379)          5,531
    (Decrease) increase in distributions payable      (536,842)        663,152
                                                     ---------       ---------
  Net cash (used) provided by operating activities    (532,454)      1,198,832
                                                     ---------       ---------
Cash flows from investing activities:
    Proceeds from disposition of equipment                   0         207,065
    Decrease in net investment in direct
      financing leases                                 393,086       1,733,377
                                                     ---------       ---------
  Net cash provided by investing activities            393,086       1,940,442
                                                     ---------       ---------
Cash flows from financing activities:
    Repayment of notes payable                               0        (305,610)
    Net distributions to partners                     (568,421)     (1,841,992)
                                                     ---------       ---------
  Net cash used in financing activities               (568,421)     (2,147,602)
                                                     ---------       ---------
Net (decrease) increase in cash                       (707,789)        991,672
  Cash at beginning of period                        1,129,581         928,298
                                                     ---------       ---------
  Cash at end of period                             $  421,792     $ 1,919,970
                                                     =========       =========

             The accompanying notes are an integral
           part of these condensed financial statements.

                    LEASTEC INCOME FUND IV
               A California Limited Partnership

             NOTES TO CONDENSED FINANCIAL STATEMENTS

        June 30, 1996, June 30, 1995 and December 31, 1995
                        (Unaudited)

1.  Basis of Condensed Financial Statement Preparation
    __________________________________________________
    In the opinion of the General Partner, the accompanying unaudited condensed financial statements contain all adjustments (consisting principally of normal, recurring accruals) necessary to present fairly the financial position of Leastec Income Fund IV (the Partnership) as of
    June 30, 1996, June 30, 1995 and December 31, 1995.

    As provided for in the Partnership agreement and offering document, the Partnership engaged in leasing activities which intended to be completed in approximately ten years from its inception at which time all remaining partnership assets will have been liquidated and cash proceeds distributed to the registrant's partners. The Partnership has presented its 1996 financial statements to reflect its leasing activities on a basis consistent with prior periods.

2.  Wind Down Phase
    _______________
    The Registrant has ceased acquisition of new capital equipment and is in the process of liquidating its lease portfolio. It is intended that the Registrant will be fully liquidated at the end of its tenth full year of operation, December 1996.

                        LEASTEC INCOME FUND IV
                    A California Limited Partnership

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Results of Operation

    The Registrant has been winding down operations since 1993 by discontinuing new leasing activities and returning cash available from operations to the Registrant's Partners. Although the Registrant has until December 1997 to liquidate operations, the Registrant intends to be fully liquidated by December 1996. In order to complete the liquidation of all assets by the end of 1996, it is the General Partner's policy to allow the early termination of leases when requested, as well as to seek the sale of leased assets in which the lease may extend beyond December 1996. This is the Registrant's final year of operation.
    The majority of the Registrant's operating leases have terminated. The remaining leases were fully depreciated in the first half of 1995. As operating leases terminate, the equipment is sold.
    The remaining lease portfolio is invested in Direct Finance leases which terminate with the lessee's contractually required purchase of equipment. The income of the Registrant is rapidly declining as the lease portfolio size declines. The cash balances and related interest income fluctuates according to the cash flow from rents and finance lease termination payments during each quarter. Cash is distributed to the Partners according to their respective tax basis capital accounts. It is anticipated that the Partners will receive a return of approximately 70% of their original investment because of shortfalls in portfolio performance and a difficult economic environment during the life of the Partnerhsip.
    The Registrant reported a net income of $49,594 or $0.46 per Limited Partnership Unit for the six months ended June 30, 1996 as compared to net income of $780,697 or $7.27 per Limited Partnership Unit for the six months ended June 30, 1995.
    Total revenues for the six months ended June 30, 1996, were $201,966 compared to $1,122,788 for the same period in the prior year. This decrease reflects a reduced rental income from both operating and finance leases due to the gradual liquidation of the Registrant's lease portfolio. Revenue derived from the Fund's equipment management activities comprised 97% of the total income for the period, with the remaining 3% being interest income.
    Direct financing lease income decreased from June 30, 1995, to June 30, 1996, ($302,424 to $37,062 respectively). The net investment in direct financing leases decreased from $1,185,261 at June 30, 1995, to $340,787 at June 30, 1996.
    Interest income decreased because the Registrant held lower cash balances due to distributions to Partners and lease termination's during the first six months of 1996 as compared to the same period in the prior year. All available cash is being paid out in distributions to the Fund's partners on a quarterly basis.

    Total expenses for the six months ended June 30, 1996, were $152,372 compared to $342,091 for the same period in the prior year. Management fees, interest, and general and administrative costs comprised 91% of the total expenses. Interest expense decreased from June 30, 1995, to June 30, 1996, ($29,112 to $2,113 respectively).
    General and administrative costs decreased from $101,428 for the first six months of 1995 to $96,171 for the same period in 1996. The variable expenses of the Registrant have been reduced steadily as the liquidation progressed. There are certain fixed expenses caused by the Partnership Agreement's requirements for Regulatory and Partner reporting which will continue at their current level until the Registrant's final close of operations.

Liquidity and Capital Resources
_______________________________

    Cash used by operating activities for the six months ended June 30, 1996, was $532,454 compared to cash provided of $1,198,832 for the same period in the prior year. The decrease in cash from operating activities reflects the continued winding down of the operating lease portfolio and large decrease in distributions payable to Partners.

    Cash provided by investing activities decreased from $1,940,442 in the first half of 1995 to $393,086 for the first half of 1996, reflecting the lack of sales from the remaining operating lease equipment in the first half of 1996, lease terminations and fluctuation of rental receipts from the direct finance lease portfolio. As rental payment on finance leases are received, the cash is broken up into income and return of principal. As a finance lease ages the income portion of the rental receipts decreases and the return of principal portion increases.
    Cash provided by investing activities was used to repay notes payable of $305,610 in the first six months of 1995 compared to $-0- for the same period in 1996.
    As of June 30, 1996, the Fund's partners were allocated cash distributions of $94,737 payable on July 15, 1996. The size of investor distributions depend on the timing of lease termination's and collections of rents. As a result of the decreasing portfolio of leases, this amount can be expected to decrease during 1996.
    The cash balance increased from $928,298 at December 31, 1994, to $1,919,970 at June 30, 1995, and decreased from $1,129,581 at December 31, 1995, to $421,792 at June 30, 1996.
    The cash position as of June 30, 1996, was $421,792. The General Partner anticipates that funds from operations will be adequate to cover all operating expenses of the Partnership during 1996.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceeding
          None.

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

                                   LEASTEC INCOME FUND IV
                                   (Registrant)
                                   LEASTEC CORPORATION,
                                   General Partner


Date:  July 29, 1996              By:  _____________________________
                                        Ernest V. Lavagetto, President