Form 10-Q
period 1996-09-30
LEASTEC INCOME FUND IV
filed 1996-11-05
CIK 799179

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-Q
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1996       Commission file number 338115

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

                      CONDENSED BALANCE SHEETS
                            (Unaudited)

                                             September 30      December 31
                                                 1996             1995
                                               ------           --------
ASSETS:
Cash                                         $ 584,270        $ 1,129,581
Accounts receivable                                  0             61,845
Net investment in direct financing leases       85,435            733,873
                                              --------         ----------
    Total assets                             $ 669,705        $ 1,925,299
                                              ========         ==========

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Payables to affiliates                       $       0        $     2,872
Accounts payable                                63,702             69,823
Deposits                                        11,792            150,246
Prepaid rental income                                0             33,801
Distributions payable                          105,263            631,580
                                              --------          ---------
    Total liabilities                          180,757            888,322
                                              --------          ---------
Partners' capital:
Partners' capital                              488,948          1,036,977
                                              --------         ----------
    Total partners' capital                    488,948          1,036,977
                                              --------         ----------

    Total liabilities & partners' capital    $ 669,705         $1,925,299
                                              ========          =========

             The accompanying notes are an integral
           part of these condensed financial statements.

                     LEASTEC INCOME FUND IV
                 A California Limited Partnership

                 CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                          Nine Months           Quarter
                                             Ended               Ended
                                         September 30         September 30
                                       1996        1995      1996      1995
                                      ------      -----     ------    ------
Revenue:
Rental income                       $ 173,875    267,341    116,057   110,844
Direct financing lease income          55,110    336,386     35,745    33,962
Gain (loss) on sale of equipment       63,408     54,313     63,408         0
Interest income                         8,665     20,332      6,577     6,807
Other income                           42,472    641,486     42,472    45,457
                                     --------  ---------    -------   -------
    Total revenues                    343,530  1,319,858    264,259   197,070
                                     --------  ---------    -------   -------

Expenses:
Management fees                        53,994     230,408    35,932    37,616
General & administrative              136,019     151,168   149,399    49,740
Data processing                        17,759      25,246    11,407     6,487
lnterest expense                        2,153      30,192     1,552     1,080
                                      -------    --------   -------   -------

Total expenses                        209,925     437,014   198,290    94,923
                                     --------    --------    -------  -------
Net Income                          $ 133,605     882,844    65,969   102,147
                                     ========    ========   =======   =======

Net income per limited
  partnership unit                  $    1.24   $    8.23  $   0.61  $    .95
                                     ========    ========   =======   =======

                       The accompanying notes are an integral
                   part of these condensed financial statements.

                               LEASTEC INCOME FUND IV
                         A California Limited Partnership

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine Months
                                                            Ended
                                                        September 30
                                                     1996           1995
                                                     ____           ____

Cash flows from operating activities:
  Net income                                        $  133,605       882,844
    Adjustments to reconcile net income to net
    cash provided by operating activities:
    Gain on disposition of equipment                   (63,408)      (54,313)
  Change in assets and liabilities:
    Decrease in accounts receivable                     61,845        28,219
    Decrease in payable to affiliates                   (2,872)      (23,476)
    Decrease in accounts payable                        (6,121)      (83,446)
    Decrease in deposits                              (138,454)     (200,012)
    (Decrease) increase in prepaid rental income       (33,801)        8,336
    (Decrease) increase in distributions payable      (526,317)        5,268
                                                     ---------      --------
  Net cash (used) provided by operating activities    (575,523)      563,420
                                                     ---------      --------
Cash flows from investing activities:
    Proceeds from disposition of equipment              63,408        51,445
    Proceeds from sale of direct financing leases            0       155,620
    Decrease in net investment in direct
      financing leases                                 640,488     2,105,406
                                                     ---------    ----------
  Net cash provided by investing activities            703,896     2,312,471
                                                     ---------    ----------
Cash flows from financing activities:
    Repayment of notes payable                               0      (305,610)
    Net distributions to partners                     (673,684)   (2,500,000)
                                                     ---------     ----------
    Net cash used in financing activities             (673,684)   (2,805,610)
                                                     ---------    ----------
Net (decrease) increase in cash                       (545,311)       70,281
  Cash at beginning of period                        1,129,581       928,298
                                                     ---------    ----------
  Cash at end of period                             $  584,270   $   998,579
                                                     =========    ==========

                      The accompanying notes are an integral
                   part of these condensed financial statements.

                            LEASTEC INCOME FUND IV
                       A California Limited Partnership

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

        September 30, 1996, September 30, 1995 and December 31, 1995
                                 (Unaudited)

1.  Basis of Condensed Financial Statement Preparation
    __________________________________________________
    In the opinion of the General Partner, the accompanying unaudited condensed financial statements contain all adjustments (consisting principally of normal, recurring accruals) necessary to present fairly the financial position of Leastec Income Fund IV (the Partnership) as of September 30, 1996, September 30, 1995 and December 31, 1995.

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

                        LEASTEC INCOME FUND IV
                    A California Limited Partnership

           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Results of Operation

    The Registrant has been winding down operations since 1993 by discontinuing new leasing activities and returning cash available from operations to the Registrant's Partners. Although the Registrant has until December 1997 to liquidate operations, the Registrant will be fully liquidated by December 31, 1996. In order to complete the liquidation of all assets by the end of 1996, it is the General Partner's policy to allow the early termination of leases when requested, as well as to seek the sale of leased assets in which the lease may extend beyond December 1996. This is the Registrant's final year of operation.
    The majority of the Registrant's operating leases have terminated. The remaining leases were fully depreciated in the first half of 1995. As operating leases terminate, the equipment is sold.
    The remaining lease portfolio is invested in Direct Finance leases which terminate with the lessee's contractually required purchase of equipment. The income of the Registrant is rapidly declining as the lease portfolio size declines. The cash balances and related interest income fluctuates according to the cash flow from rents and finance lease termination payments during each quarter. Cash is distributed to the Partners according to their respective tax basis capital accounts.
    The Partners will have a loss of capital because of shortfalls in portfolio performance and a difficult economic environment during the life of the Partnership. The previous filing anticipated a return of original investment of approximately 70%. The percentage of capital returned will vary according to the following factors: a) the timing of the original investment and
b) the decision of the Partner to receive or reinvest distributions during the Partnership's operating phase. Those Partner's that chose to reinvest acquired a larger percentage basis ownership in the Partnership and thereby, a larger share of the loss and lower return of original investment. With the close of the Partnership all of the Partner's taxable losses may be applied against their taxable income.
    The Registrant reported a net income of $133,605 or $1.24 per Limited Partnership Unit for the nine months ended September 30, 1996 as compared to net income of $882,844 or $8.23 per Limited Partnership Unit for the nine months ended September 30, 1995. This reflects a gain on the sale of the final operating lease equipment of $63,408.
    Total revenues for the nine months ended September 30, 1996, were $343,530 compared to $1,319,858 for the same period in the prior year. This decrease reflects a reduced rental income from both operating and finance leases due to the rapid liquidation of the Registrant's lease portfolio. Revenue derived from the Fund's equipment management activities comprised 97% of the total income for the period, with the remaining 3% being interest income.
    Direct financing lease income decreased from September 30, 1995, to September 30, 1996, ($336,386 to $55,110 respectively). The net investment in direct financing leases decreased from $1,453,233 at September 30, 1995, to $85,435 at September 30, 1996.
    Interest income decreased because the Registrant held lower cash balances due to distributions to Partners and lease termination's during the first nine months of 1996 as compared to the same period in the prior year. All available cash is being paid out in distributions to the Fund's partners on a quarterly basis.

    Total expenses for the nine months ended September 30, 1996, were $209,925 compared to $437,014 for the same period in the prior year. Management fees, interest, and general and administrative costs comprised 92% of the total expenses. Interest expense decreased from September 30, 1995, to September 30, 1996, ($30,192 to $2,153 respectively).
    General and administrative costs decreased from $151,168 for the first nine months of 1995 to $136,019 for the same period in 1996. The variable expenses of the Registrant have been reduced steadily as the liquidation progressed. There are certain fixed expenses caused by the Partnership Agreement's requirements for Regulatory and Partner reporting which will continue at their current level until the Registrant's final close of operations.

Liquidity and Capital Resources
_______________________________

    Cash used by operating activities for the nine months ended September 30, 1996, was $575,523 compared to cash provided of $563,420 for the same period in the prior year. The decrease in cash from operating activities reflects the continued winding down of the operating lease portfolio and decreases in distributions payable to Partners.

    Cash provided by investing activities decreased from $2,312,471 in the first three quarters of 1995 to $703,896 for the first three quarters of 1996, reflecting the lack of sales from the remaining operating lease equipment in the first three quarters of 1996, lease terminations and fluctuation of rental receipts from the direct finance lease portfolio. As rental payment on finance leases are received, the cash is broken up into income and return of principal. As a finance lease ages the income portion of the rental receipts decreases and the return of principal portion increases.
    Cash provided by investing activities was used to repay notes payable of $305,610 in the first nine months of 1995 compared to $-0- for the same period in 1996.
    As of September 30, 1996, the Fund's partners were allocated cash distributions of $105,263 payable on October 15, 1996. The size of investor distributions depend on the timing of lease termination's and collections of rents. As a result of the decreasing portfolio of leases, this amount can be expected to decrease during the remainder 1996.
    The cash balance increased from $928,298 at December 31, 1994, to $998,579 at September 30, 1995, and decreased from $1,129,581 at December 31, 1995, to $584,270 at September 30, 1996.
    The cash position as of September 30, 1996, was $584,270. The General Partner anticipates that funds from operations will be adequate to cover all operating expenses of the Partnership during 1996.

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

                                   LEASTEC INCOME FUND IV
                                   (Registrant)
                                   LEASTEC CORPORATION,
                                   General Partner


Date:  November 4, 1996              By:  _____________________________
                                        Ernest V. Lavagetto, President