Form 10-K
period 1996-12-31
LEASTEC INCOME FUND IV
filed 1997-03-31
CIK 799179

<PAGE 1 >

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             FORM 10-K

        Annual Report Pursuant to Section 13 or 15 (d) of the
                   Securities Exchange Act of 1934

    For the fiscal year ended                Commission file number
      December 31, 1996                               33-8115

                       LEASTEC INCOME FUND IV
       (Exact name of registrant as specified in its charter)

           California                           68-0100223
(State or other jurisdiction of       (I.R.S. Employer Identifi-
incorporation or organization)              cation Number)

  2855 Mitchell Drive, Suite 215, Walnut Creek, CA    94598
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (510) 938-3443

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

                  DOCUMENTS INCORPORATED BY REFERENCE

                   EXHIBIT INDEX LOCATED AT PAGES  21

<PAGE 2>
                        LEASTEC INCOME FUND IV
                     1996 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

Item                                                              Page No

Item  1  Business                                                    3

Item  2  Properties                                                  4

Item  3  Legal Proceedings                                           4

Item  4  Submission of Matters to a Vote of Security Holders         4

Item  5  Market  for Registrants Common Equity and
           Related Stockholder Matters                               4

Item  6  Selected Financial Data                                     5

Item  7  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       6

Item  8  Financial Statements and Supplementary Data                 9

Item  9  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                      20

Item 10  Directors and Executive Officers of the Registrant         20

Item 11  Executive Compensation                                     21

Item 12  Security Ownership of Certain Beneficial Owners and
           Management                                               21

Item 13  Certain Relationships and Related Transactions             21

Item 14  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                              22

<PAGE 3>

Item  1.  BUSINESS

          Prior to 1993, the Registrant's primary business was to acquire a diversified portfolio of capital equipment for lease subject to operating and finance leases with terms of 36 to 60 months. The equipment leased was selected by the lessees and was purchased directly from the manufacturer, independent third parties and the lessees (via sale lease back transactions). Operating leases, primarily of data processing equipment, are those in which the Registrant maintains ownership of the equipment at the end of the lease. Finance leases are those in which the lessee is contractually obligated to purchase the equipment at a predetermined amount at the end of the lease. Since the Operating leases did not transfer ownership through a purchase obligation, the Registrant is dependent on release or sale of the equipment to realize a profitable return on its investment in the leased equipment.

          Prior to 1993, the Registrant reinvested cash in excess of partners distributions into new lease transactions. Starting in 1993, the Registrant began to wind down its leasing operations by returning all cash proceeds from operations to the partners through quarterly distributions. During the wind down or liquidation phase, cash proceeds from the rents, equipment sold and all available cash from operations have been distributed to the limited partners in proportion to their respective tax basis capital accounts. The Registrant was fully liquidated as of December 31, 1996.

          During fiscal 1996, the Registrant fully liquidated its lease and equipment portfolio. The Registrant accrued the final distribution as of December 31, 1996;; all assets have been disposed of and all proceeds were distributed in February of 1997. The Partnership was formed in 1985 with a capitalization of $26,909,750. Limited partner distributions from the inception of the Partnership to date are as follows:
<PAGE 4>

               Year                Total Distribution Made
               ----                -----------------------
               1986                      $      9,511
               1987                         1,713,643
               1988                         2,506,596
               1989                         2,555,962
               1990                         2,607,188
               1991                           731,576
               1992                           738,289
               1993                         1,399,962
               1994                         2,155,557
               1995                         2,975,000
               1996                           960,991
               ----                       -----------
               Total                      $18,354,275

     Distributions noted herein are on an accrual basis of accounting as shown on the Statement of Partners' Capital. The Registrant has accrued a liquidation distribution of $320,991 to the limited partners for the quarter ended December 31, 1996. Although the Registrant had until December 1997 to liquidate its operations, the Registrant was fully liquidated at the end of its tenth full year of operation, December 1996.
     The Registrant failed to return 100% of its invested capital. This loss was primarily caused by the failure of the Operating lease equipment to achieve its residual values. Under an operating lease the risk of ownership remains with the lessor and is not passed on to the lessee. An operating lease yield depends entirely on the realization of residual expectations in order for the lessor to achieve a positive return. The partnership's greatest risk area was the residual values on its operating lease portfolio, and this was the area in which the largest shortfalls occurred. Residual values can be realized either by the sale or re-lease of equipment. In either case, the demand for used equipment is affected by the cost of substitutes and the strength or weakness in the general economy. Substitute new equipment may be more desirable than used equipment because it has higher performance levels and if the cost to maintain older equipment is high. Re-lease revenues are also affected by interest rate levels. A lower interest rate environment will reduce the monthly rent that can be charged for equipment.

<PAGE 5>
Competition

     While the Registrant is no longer seeking new leases, it has competed in the past with manufacture leasing companies, independent leasing companies, affiliates of banks, commercial credit companies and other leasing partnerships. Competition with these entities was based primarily on lease rates and terms as well as the type and amount of equipment. In addition the condition and relative obsolescence of equipment are major factors in the Partnership's ability to re-lease or sell its equipment from operating leases. Other factors include the demand for a type of equipment, the cost of maintenance, the availability of financing, trends in the economy, interest rates, tax laws as well as many other factors over which neither the Registrant nor its competitors have control.

Working Capital

     The Partnership maintains cash reserves for normal operating expenses, working capital and certain leasing costs such as payment of personal property taxes, refurbishment cost and repossession costs. The Registrant has no statistical information to compare its reserves with those of its competitors.
     The Registrant's revenues, income and losses, and assets for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                              1996        1995        1994
                                              ----        ----        ----
    Total Revenues                         $ 451,603    1,467,572   1,611,235
    Net (Loss) Income                        (42,302)   1,071,061     570,459
    Assets                                   569,677    1,925,299   4,685,134

Item  2.  PROPERTIES

          The Registrant has no plants, mines or other physical properties. At December 31, 1996, the portfolio of leases was fully liquidated. The equipment previously on lease had consisted primarily of data processing equipment, office furniture, instrumentation and semi-conductor fabrication equipment.

Item  3.  LEGAL PROCEEDINGS

          The Registrant is not a party to any material pending legal proceedings at this time.

<PAGE 6>
Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the period from September 30, 1996 to December 31, 1996, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

Item  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS
         (a) The Registrant's Limited Partner Units and General Partner's Units are not publicly traded. There is no established public trading market for such Units and none is expected to develop. However the Registrant's units are freely transferable. The General Partner may at its sole discretion determine that the transfer of a Unit will not become effective if such transfer is restricted or prohibited under Federal or state securities laws. In addition, the General Partner , in its sole judgment may determine that a transfer will not become effective if it would result in the premature termination of the Partnership for Federal income tax purposes or increase the risk of reclassification of the Registrant under the publicly traded partnership provisions of the Revenue Act of 1987 (the 1987 Act) or cause the Partnership to be reclassified as an association taxable as a corporation under Federal income tax regulations. The 1987 Act contains provisions which have an adverse impact on investors in "publicly traded partnerships," which include partnerships whose interests are traded either on an established securities market or are readily tradable on a secondary market. If the Partnership were to be classified as a "publicly traded partnership", the Partnership would be taxed as a corporation as of the time public trading was deemed to commence.

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

<PAGE 7>
         (b) The number of holders of partnership interests are set forth below:

                                              Number of Holders
                                                    as of
              Title of Class                   December 31, 1996
              --------------                   ----------------

              Limited Partner Units                    2,902
              General Partner's Unit                      1

        (c)  Distributions

             During 1996, the Registrant made four(4) quarterly distributions and accrued a fifth distribution for the quarter ended December 31, 1996 (the first distribution in 1996 related to 1995) to all limited partners in the amount of $960,991as follows:

         Period Ended          Payment          Distributions per
                                               $250 Investment Unit
         ------------          -------         --------------------

         December 31, 1995    January 1996           $5.78
         March 31, 1996       April 1996             $4.19
         June 30, 1996        July 1996              $0.89
         September 30, 1996   October 1996           $0.93
         December 31, 1996    February 1997          $2.99

             Liquidation distributions of varying amounts were paid in the first three quarters of 1996.
             Additionally, $320,991 has been accrued for the fourth quarter 1996 to be paid in February 1997.

<PAGE 8>

Item  6.  SELECTED FINANCIAL DATA

                                         YEARS ENDED DECEMBER 31,
                                  (in thousands, except per unit data)

                                           1996   1995    1994    1993    1992
                                           ----   ----    ----    ----    ----
Total revenues                              452   1,466   1,611   2,703   3,569
Net (loss) income                           (42)  1,072     570     365    (921)
Total assets at December 31,                570   1,925   4,685   7,321  11,501
Long-term portion of notes payable            0       0       0     352   2,314
Distributions declared to partners          995   3 132   2 269   1,474     777
Net (loss) income per weighted average
  limited partner unit outstanding        (.71)    8.53    2.23       0   (8.49)

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
            AND RESULTS OF OPERATIONS

          Basis of Condensed Financial Statement Preparation

          The partnership has presented its 1996 financial statements to reflect its leasing activities on a basis consistent with prior periods. The partnership has completed its leasing activities and has distributed its remaining net assets (cash) to the partners and has dissolved the partnership.

<PAGE 9>

Results of Operations

Life of the Registrant

     The Registrant began operations in late 1986. In 1986, the registrant invested its initial capital into operating leases of IBM equipment in accordance with the partnership agreement and investment prospectus. Under an operating lease the risk of ownership remains with the lessor. The expectation is that the equipment will retain its value and that the lessor will realize profits through the sale or re-lease of the equipment.
     Historically the Leasing Industry had experienced success with operating leases because the life of IBM computer equipment had exceed the life of the initial lease contract. However at the end of the 1980's and the beginning of the 1990's this fundamental premise changed to the detriment of the partnership's investment. At that time International Data Corporation
(IDC) provided residual value estimates to the Leasing industry through their Lease Planning Service (LPS).
     The following is an example of the unexpected changes which swept through the computer leasing industry in the period from 1989 to 1992. In October of 1986, IDC estimated that an IBM 3380-AD4 disk drive would have a wholesale residual value of 27% of original cost in 1990. By 1990 the wholesale cost had dropped to 5% to 10% representing a 60% to 80% shortfall in residual expectations. This dramatic drop in value was caused by a surge of technological changes in the computer industry. The following is another example of the magnitude of these changes. At the end of 1986 a new IBM 700 megabyte disk drive sold for about $70,000. By 1996 it was possible to buy a PC 2.1 gigabyte disk drive (200% larger than 700 megabyte) for $350. While an IBM disk drive and a PC disk drive work in different computing environments, this example still shows the magnitude of the technological changes which were competing with IBM equipment and reducing the residual value of its equipment. The dramatic failure of IBM equipment to maintain its value in the face of competitive technological changes was also evidenced by the decline of IBM stock value from $120 to $150 in 1986 to $50 to $40 by 1993. During this time the demand for main frame computer decreased as competing lower cost substitute systems became available.

<PAGE 10>
     An additional contributing cause to the registrant's failure to return capital was the bankruptcy of Unicom Computer Corporation, one of the two
original General Partners, in the fall of 1988.   As a result, certain rental
receipts were withheld by lessees for several months as claims by Unicom creditors were worked out. In addition certain pieces of equipment were tied up and leasing activities were disrupted for almost 9 months. At about this same time in 1989, IBM Credit Corp became extremely competitive forcing lease rates down. This made it increasingly difficult for the partnership to find transactions which met its yield requirements. The competitive force from IBM Credit Corp exacerbated a decline in rates as the general level of interest rates also began to fall.
     Starting in 1989, the registrant diversified the equipment portfolio away from IBM by leasing Digital Equipment Corporation (DEC) equipment and noncomputer assets subject to operating leases. The DEC equipment while serving a different marketplace (the so-called mini-computer market as opposed' to the mainframe IBM market) also suffered from extreme residual value shortfalls caused by the introduction of competing personal computer and client/server technologies. In 1991 the registrant engaged in finance leasing to eliminate the risk of residual values. Finance leases passed the risk of ownership to the lessee by requiring them to buy the equipment at the end of the lease. However, these leases were written in a decreasing interest rate environment.
      These interest rate decreases were caused in part by the recession of 1990 to 1992. The market interest rates were at levels below those required to return 100% capital to the investors. Distributions were reduced at that time, but continuing losses on the IBM equipment undercut efforts to earn back lost capital. The 1991 switch to finance leases was approved by a vote of 88% of the limited partnership units. This vote was required not only to llow the shift the asset mix away from operating leases but to change the type of credit which could be accepted by the registrant.
In general finance leases are used by companies which are privately owned and smaller with higher risk of credit default. While there were credit defaults as a result of this change, they were significantly smaller than those incurred by residual value losses. The switch to finance leases did not have enough time to rebuild the capital lost as equipment was sold from the operating lease portfolio before the partnerships liquidation date was reached.
     In summary the largest risk position in the registrants portfolio was in residual values of computer equipment, and it was the shortfalls in these residual values, which was responsible for the registrant's losses.

<PAGE 11>
1995 versus 1996

     The Registrant completed ten (10) full years of operations and has liquidated its assets. During the wind down or liquidation phase of the Partnership, all cash flows in excess of partnership expenses were distributed to the limited partners in proportion to their respective tax basis capital accounts.
     Comparisons to prior year activities are limited due to the liquidation of the Registrants assets during this final year of the Partnership.
     Equipment on operating leases and the cost of the equipment held for sale or lease was disposed of or fully depreciated as of late 1994, and therefore, not a major factor in the operations of 1995 and 1996.
     Operating lease income declined from $340,623 in 1995 to $150,813 in 1996 because of a reduction in the operating lease portfolio. Rental income from operating leases comprised 33% and 23% of total revenue in 1996 and 1995, respectively, with interest and other income, direct financing lease income and gain on disposition of equipment making up the remainder. The increase in the percentage of income derived from operating leases reflects the decreased size of the lease portfolio due to liquidation efforts and one large operating lease which continued through 1996. Direct financing lease income decreased from $367,988 in 1995 to $40,604 in 1996 as the direct finance lease portfolio was liquidated.
     Management fees decreased from $155,479 in 1995 to $62,306 in 1996. Management fees are dependent on the amount of rental income derived from both operating and direct financing lease income and decreased as the lease portfolio decreased.
     Direct services from general partners remained fairly constant from $80,830 in 1994 to $79,998 in 1995 and $75,929 in 1996. Direct services are the administrative and personnel costs (payroll) incurred on behalf of the Partnership. The expense remained constant because a minimal staff was required to complete the activities of the Partnership.
     General and administrative expenses decreased from $186,879 in 1994 to $141,754 in 1995 and increased to $346,231 in 1996 due to the accrual of closing expenses required to meet the regulatory requirements of tax authorities and reporting requirements of the Limited Partnership Agreement.
     Total operating expenses increased from $395,971 in 1995 to $493,905 in 1996 due to the closing expenses mentioned above.
     The foregoing factors resulted in the Registrant reporting net income of $1,071,061 in 1995 and a net loss of $42,302 in 1996 which equated to net income (loss) per weighted average limited partner unit of $8.53 in 1995 and ($0.71) in 1996 respectively.

<PAGE 12>
Liquidity and Capital Resources

     Operating activities provided the Registrant with net cash flow of $1,010,150 in 1995 and net cash used of $184,068 in 1996. The decrease from year to year is a result of the rapid decline in the size of the lease portfolio and the liquidation of the Registrant's assets.
     Investing activities ( which includes the payment of cash allocable to return of principal under finance leases) provided net cash of $2,649,373 in 1995 and $929,428 in 1996. Cash from finance leases decreased from $1,918,500 in 1995 to $733,873 in 1996 due to the increased moneys from financing lease payments allocated to recovery of principal. This increase occurs naturally as the lease obligation are amortized by payment of rents . The sale of equipment related to direct financing leases and operating leases provided cash totaling $739,536 in 1995.
     All notes were fully retired at the end of 1995 therefore cash from financing activities was not used to repay notes payable in 1996, but was used in amounts totaling $305,610 in 1995 and $1,270,463 in 1994. Cash from financing activities was also used to make the liquidating distributions to Partners, which amounted to $1,932,165 in 1994, $3,152,630 in 1995 and the closing distributions totaling $1,305,264 in 1996.
     The cash position fluctuated during the liquidation years of the Registrant. Cash available from lease rentals, terminations and sale of equipment was used first to pay expenses and then distributed to the Partners. The cash available varied quarter to quarter and year to year according to the timing of the receipts of rents, sales and termination receipts.

<PAGE 13>

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         LEASTEC INCOME FUND IV
                  (a California Limited Partnership)

                         Financial Statements

                  December 31, 1996, 1995 and 1994
            (With Independent Auditors' Report Thereon)

                        LEASTEC INCOME FUND IV
                 (A California Limited Partnership)

                    INDEX TO FINANCIAL STATEMENTS



                                                              Page Number

INDEPENDENT AUDITORS' REPORT                                      F-3

FINANCIAL STATEMENTS:

    BALANCE SHEETS - DECEMBER 31, 1996 AND 1995                   F-4

    STATEMENTS OF OPERATIONS FOR THE YEARS
      ENDED DECEMBER 31, 1996, 1995 AND 1994                      F-5

    STATEMENTS OF PARTNERS' CAPITAL FOR THE YEARS
      ENDED DECEMBER 31, 1996, 1995 AND 1994                      F-6

    STATEMENTS OF CASH FLOWS FOR THE YEARS
      ENDED DECEMBER 31, 1996, 1995 AND 1994                      F-7

    NOTES TO FINANCIAL STATEMENTS                                 F-8



                                                                    F-2
<PAGE 14>

                   LEASTEC INCOME FUND IV
             (a California Limited Partnership)

                    Financial Statements


                Independent Auditors' Report



The Partners
Leastec Income Fund IV:


We have audited the accompanying balance sheets of Leastec Income Fund IV
(a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in note 1 to the financial statements, the Partnership discontinued operations on December 31, 1996 and intends to make the final cash distribution to the partners in 1997.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leastec Income Fund IV
(a California limited partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


(signed) KPMG Peat Marwick LLP

February 7, 1997

                                                              F-3
<PAGE 15>

                          LEASTEC INCOME FUND IV
                    (A California Limited Partnership)

                              Balance Sheets

                        December 31, 1996 and 1995

                   Assets                           1996          1995
                   ------                           ----          ----
Cash and cash equivalents                       $  569,677    $1,129,581
Receivables, net:
    Rent                                               ---        42,920
    Affiliates and other                               ---        18,925
Net investment in direct financing leases              ---       733,873
Equipment on operating leases, net of
accumulated depreciation of $0 in 1996
and $2,201,123 in 1995                                 ---           ---
                                                ----------    ----------
                                                $  569,677    $1,925,299
                                                ==========    ==========

       Liabilities and Partners' Capital
       --------------------------------
Trade accounts payable                          $  244,749        69,823
Distributions payable to partners                  320,991       631,580
Due to affiliates                                    3,937         2,872
Deferred rent revenue                                  ---        33,801
Deposits                                               ---       150,246
Notes payable                                          ---           ---
                                                 ---------     ---------
      Total liabilities                            569,677       888,322
                                                 ---------     ---------

Partners' capital
  General partner: Authorized 1414 units;
  issued and outstanding 1087 units                    ---           ---
  in 1996 and 1995
  Limited partners:  Authorized 140,000
  units; issued and outstanding 107,331
  units in 1996 and 1995                               ---     1,036,977
                                                ----------    ----------

       Total partners' capital                  $      ---     1,036,977
                                                ----------    ----------

                                                $  569,677    $1,925,299
                                                ==========    ==========
<F/N>
See accompanying notes to financial statements.

                                                                    F-4
<PAGE 16>

                          LEASTEC INCOME FUND IV
                    (A California Limited Partnership)

                          Statement of Operations

                Years ended December 31, 1996, 1995 and 1994

                                               1996        1995       1994
Revenues:
  Operating lease income                   $ 150,813      40,623     883,925
  Direct financing lease income               40,604     367,988     594,258
  Interest and other income                   64,631      47,450      27,230
  Recovery on direct financing leases            ---     655,915         ---
  Gain on disposition of direct
    financing leases, net                        ---       2,400         ---
  Gain on disposition of equipment, net      195,555      53,196     105,822
                                           ---------    --------    --------
        Total revenues                       451,603   1,467,572   1,611,235
                                           =========   =========   =========


Expenses:
  Depreciation of equipment on
    operating leases                            ---         ---      369,155
  Management  fees                           62,306     155,479      262,850
  Direct services from general partner       75,929      79,998       80,830
  Interest                                    2,204       9,660      102,479
  Other expense                               7,235       9,080       38,583
  General and administrative                346,231     141,754      186,879
                                          ---------   ---------    ---------
        Total Expenses                      493,905     395,971    1,040,776
                                          ---------   ---------    ---------

        Net (loss) Income                $  (42.302)  1,071,601      570,459
                                         ==========   =========    =========

Net (loss) income per weighted
  average limited partner unit
  outstanding                            $    (.71)        8.53        2.23
                                         =========    =========    ========
<F\N>
See accompanying notes to financial statements.
[/TABLE]
                                                                    F-5

<PAGE 17>
[CAPTION]
                          LEASTEC INCOME FUND IV
                    (A California Limited Partnership)

                     Statements of Partners' Capital

             Years ended December 31,  1996, 1995 and 1994

                                          General       Limited
                                          Partner      Partners        Total
                                          -------      --------        -----
[S]                                  [C]             [C]           [C]
Partners' capital, December 31, 1993   $  (218,158)     5,013,661     4,795,503
Net income                                 331,609        238,850       570,459
Distributions to partners                 (113,451)    (2,155,557)   (2,269,008)
Partners' capital, December 31, 1994           ---      3,096,954     3,096,954
Net income                                 156,578        915,023     1,071,601
Distributions to partners                 (156,578)     (2795,000)   (3,131,578)
Partners' capital, December 31, 1995           ---      1,036,977     1,036,977
Net income (loss)                           33,684        (75,986)      (42,302)
Distributions to partners                  (33,684)      (960,991)     (994,675)
Partners' capital, December 31, 1996   $       ---            ---           ---
                                       -----------     ----------    ----------
<F\N>
See accompanying notes to financial statements.
[/TABLE]
                                                                      F-6

<PAGE 18>

                          LEASTEC INCOME FUND IV
                   (A California Limited Partnership)

                        Statements of Cash Flows

             Years ended December 31, 1996, 1995 and 1994

                                                 1996       1995       1994
                                                 ----       ----       ----
Cash flows from operating activities:
 Net (loss) income                         $  (42,302)   1,071,601     570,459
 Adjustments to reconcile net income to
   net cash (used in) provided by
   operating activities:
     Depreciation                                 ---         ---      369,155
     Gain on disposition of
      equipment, net                         (195,555)    (53,196)    (105,822)
    Gain on disposition of direct
      financing lease                             ---      (2,400)         ---
    Change in provision for doubtful
      direct financing leases                     ---     383,741      266,259
    Changes in operating assets and
    liabilities:
      Receivables                              61,845     (16,400)     160,820
      Trade accounts payable                  174,926     (44,708)      (8,565)
      Due to affiliates                         1,065    (141,252)      42,704
      Deposits and deferred rent
        revenue                              (184,047    (187,236)     (38,044)
                                            ---------   ----------   ----------
      Net cash (used in) provided
        by operating activities             (184,068)    1,010,150   1,256,966
                                            --------    ----------   ----------
Cash flows from investing activities:
 Net investment in direct financing
   leases                                        ---      (61,859)         ---
 Decrease in net investment in
   direct financing leases                   733,873    1,918,500    2,020,203
 Proceeds from sale of direct
   financing leases                              ---      739,536          ---
 Proceeds from disposition of equipment      195,555       53,196      277,161
                                          ----------   ----------   ----------
      Net cash provided by
        investing activities                 929,428    2,649,373    2,297,364
                                          ----------   ----------   ----------
Cash flows from financing activities:
 Repayment of notes payable
   and bank line of credit                       ---     (305,610)  (1,270,463)
 Distributions to partners                (1,305,264)  (3,152,630)  (1,932,165)
                                          ----------   ----------   ----------
      Net cash used in financing
        activities:                       (1,305,264)  (3,458,240)  (3,202,628)
                                          ----------   ----------   ----------
Net (decrease) increase in cash
 and cash equivalents                       (559,904)     201,283      351,702
                                          ----------   ----------   ----------
Cash and cash equivalents at
  beginning of year                        1,129,581      928,298      576,596
                                          ----------    ---------   ----------
Cash and cash equivalents at
  end of year                            $   569,677    1,129,581      928,298
                                         ===========   ==========    =========
Supplemental disclosure of cash
  flow information:
  Cash paid for interest                 $     2,204        9,660      102,479
                                         ===========    =========    =========
<f\n>
See accompanying notes to financial statements.

                                                                         F-7
<PAGE 19>

<CAPTION
                          LEASTEC INCOME FUND IV
                   (A California Limited Partnership)
                      Notes to Financial Statements

             Years ended December 31,  1996, 1995 and 1994

(1)  Organization and Summary of Significant Accounting Policies

    (a) Organization

        Leastec Income Fund IV (the Partnership) was formed on July 1, 1986 and commenced operations on December 1, 1986 as a California limited partnership. The Partnership was formed for the purpose of purchasing, holding, leasing and selling equipment; primarily computer peripherals, terminal systems, small computer systems, communications equipment and word processing equipment.


        The Partnership leased to various companies in a variety of industries throughout the United States. The Partnership's operations consisted of direct financing leases and operating leases.

        The Partnership's general partner is Leastec Corporation (Leastec).
        Leastec manages the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties.


        The Partnership ceased operations and prepared for a final liquidating cash distribution as of December 31, 1996. In accordance with the Partnership agreement, the general partner will distribute the net assets of the Partnership based on the limited partners' tax basis capital accounts. At December 31, 1996, the Partnership accrued
        $197,848 of estimated expenses, included in trade accounts payable, necessary to complete the dissolution of the Partnership. These costs include estimates for accounting, data processing, administrative expenses, regulatory filings with the SEC, income tax filings with the Internal Revenue Service and various states, and property and sales tax filings with local governments. The General Partner commenced the dissolution process in 1997.

    (b) Allowance for Doubtful Accounts Receivable

        The Partnership provides an allowance for doubtful accounts for receivables deemed uncollectible. No allowance for doubtful accounts was recorded at December 31, 1996 and 1995, respectively.

    (c) Net Investment in Direct Financing Leases

        Net investment in direct financing leases is the total of the future minimum lease payments and the guaranteed residual value accruing to the benefit of the lessor at the end of the lease term less the unearned income in the lease.

        Generally, leases are secured by the equipment on lease. In the event of a default on a lease, the Partnership has the right to foreclose on the assets leased. Assets acquired in the foreclosure are recorded at the lesser of the net investment in the direct financing lease or their estimated fair value as of the date of the foreclosure.


                                                                  (Continued)
                                                                         F-8
<PAGE 20>

                           LEASTEC INCOME FUND IV
                    (A California Limited Partnership)
                       Notes to Financial Statements

(1)  Organization and Summary of Significant Accounting Policies  Continued

    (d) Equipment on Operating Leases

        Equipment on operating leases is stated at cost less accumulated depreciation. The cost of equipment includes acquisition fees paid to the general partners on the purchase price of the equipment.
        Depreciation is calculated on the straight-line method over the estimated useful lives of the equipment ranging from two to seven years
        The estimated useful lives of equipment on operating leases and depreciation rates are adjusted to reflect changes in the estimated salvage value of the equipment at the end of the related leases caused by technological advances or other market changes during the lease term.


    (e) Recognition of Lease Income

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

    (h) Net (Loss) Income Per Weighted Average Limited Partner Unit

        Net (loss) income per weighted average limited partner unit is computed by dividing the net (loss) income allocated to the limited partners
        (($75,986) in 1996, $915,023 in 1995 and $238,850 in 1994) by the
        weighted average number of limited partner units outstanding during the period (107,331 in 1996, 1995 and 1994).

    (i) Estimates

        The preparation of financial statements in conformit with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                                                (Continued)

                                                                       F-9

<PAGE 21>
                          LEASTEC INCOME FUND IV
                    (A California Limited Partnership)

                      Notes to Financial Statements

(2)  Direct Financing Leases

     Net investment in direct financing leases at December 31 consists of the following:

                                                             1996      1995
                                                             ----      ----
     Total minimum lease payments receivable           $      ---     491,018
     Guaranteed residual values of leased equipment           ---     307,342
          Less: Unearned lease income                         ---     (64,487)
                                                       ----------    --------
                                                       $      ---     733,873
                                                       ==========    ========

(3)  Recovery on Direct Financing Leases

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

     In October 1992, a lessee experiencing financial difficulties suspended lease payments to the Partnership.  The Partnership subsequently renegotiated terms with the lessee to continue monthly rental receipts at a reduced amount.  The management of the Partnership believed that the lessee would continue to make lease payments. However, due to the uncertainty of the situation the Partnership recorded an allowance for possible losses of $383,741 at December 31, 1994. In accordance with the renegotiated terms with the lessee, the Partnership received 39,907 equity shares of the lessee's common stock. However, the Partnership had not assigned a value to the shares of common stock as the fair market value was not determinable.  In May 1995 the lessee was purchased by a third party who paid off the Partnership for the related obligation and
     purchased the related common stock shares.   At December 31, 1995, the
     related balances and allowance were eliminated.  The Partnership recognized income for the transaction which resulted in a recovery of $591,830 recorded in the year ended December 31, 1996.

                                                                  (Continued)

                                                                         F-10

<PAGE 22>
                         LEASTEC INCOME FUND IV
                  (A California Limited Partnership)

                     Notes to Financial Statements

(4)  Transactions with the General Partner and Affiliates

     The following is a summary of transactions with the general partner and affiliates.

     (a) Management Fees

         The general partner is entitled to receive management fees as compensation for services performed in connection with managing the equipment, equal to the lesser of (a) 5% of gross revenues from operating leases, 2% of gross revenues from full payout leases which contain net lease provisions, or 7% of gross receipts, excluding sales, from all leases which require equipment management and additional services relating to the management of the equipment, whichever is applicable; or (b) the fee which the general partner reasonably believes to be competitive with that which would be charged by a non-affiliate for rendering comparable services. Such fees totaled $62,306 in 1996, $155,479 in 1995 and $262,850 in 1994.

     (b) Direct Services

         The general partner provides various services directly related to the operations of the Partnership. The Partnership reimburses the general partner for administrative and personnel costs incurred on its behalf. Such reimbursements totaled $75,929 in 1996, $79,998 in 1995 and $80,830 in 1994.

     (c) Due to Affiliates

         Amounts due to affiliates for services performed totaled $0 and $2,872 at December 31, 1996 and 1995, respectively.

     (d) Direct Financing Lease Purchase and Sale

         The Partnership purchased a direct financing lease from an affiliate of the general partner in the amount of $61,859 in 1995.
         The purchase price was established by the net book value at which the lease was recorded on the affiliate's books.

         The Partnership sold a direct financing lease to the general partner for $14,711 in 1996. The sales price was established by the net book value at which the lease was recorded on the Partnership's books.

                                                                  (Continued)
                                                                        F-11

<PAGE 23>

                         LEASTEC INCOME FUND IV
                   (A California Limited Partnership)
                     Notes to Financial Statements

(5)  Cash Distributions and Allocations of Profits and Losses

    (a) Cash Distributions

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

        Cash distributions of $640,000 relating to the 1996 financial year of operations of the Partnership were made to the limited partners. In accordance with the Partnership agreement, a liquidating distribution of $320,991 was declared and accrued to bring the limited partners' capital account to zero. Under the Partnership agreement the general partner's capital account was reduced to zero.

    (b) Profit and Loss Allocations

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

        In 1996 the general partner's capital account received a qualified income offset allocation pursuant to Section 14.2 of the Partnership agreement. The qualified income offset allocation was made in order to maintain capital accounts in accordance with the Partnership agreement.

                                                                 (Continued)

                                                                       F-12

<PAGE 24>

                          LEASTEC INCOME FUND IV
                    (A California Limited Partnership)
                       Notes to Financial Statements

(6)  Tax Information

     The following reconciles the net (loss) income for financial reporting purposes and federal income tax purposes for the years ended
     December 31:

                                                   1996      1995        1994
                                                   ----      ----        ----
Net (loss) income per financial statements  $   (42,303)  1,071,601    570,459
Gain on disposition of equipment                    ---      71,486    (54,966)
Depreciation and amortization                       ---    (178,307)  (281,893)
Allowance for doubtful direct financing
  lease receivables                                 ---    (383,741)       ---
Allowance for doubtful accounts receivable          ---     (17,004)       ---
Direct financing leases                             ---     236,253    432,018
Deferred rent revenue                           (33,801)     22,715      6,379
Gain on liquidation                              67,955         ---        ---
Syndication fees                             (3,469,672)        ---        ---
                                             ----------  ----------   --------

     Partnership (loss) income for
       federal income tax purposes          $(3,477,821)    823,003    671,997
                                            ===========   =========    =======

     Syndication fees are capitalized when incurred and allocated to the partners upon liquidation for federal income tax purposes.

     The following reconciles partners' capital for financial reporting purposes and federal income tax purposes as of December 31:

                                                          1996      1995
                                                          ----      ----


     Partners' capital per financial statements          $ ---    1,036,977
     Commissions and offering costs on
      sale of limited partnership units                    ---    3,469,672
     Depreciation and amortization                         ---   (2,597,734)
     Gain on liquidation                                   ---          ---
     Direct financing leases                               ---    2,306,610
     Deferred rent revenue                                 ---       33,801
     Other                                                 ---      223,170
                                                         -----    ---------
           Partners' capital for federal
            income tax purposes                          $ ---    4,472,496
                                                         =====    =========

                                                                        F-13

<PAGE 24>

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) At December 31, 1996, the General Partner of the Registrant was Leastec Corporation, a California corporation, a wholly owned subsidiary of The Earnest Group, formerly Partners Fund Management, Inc.
          (b) The directors and executive officers of the General Partner of the Registrant who are not themselves general partners of the Registrant are:

               Ernest V. Lavagetto, 49, President, Chief Financial Officer, Secretary and Director of Leastec Corporation since January 1990. Mr. Lavagetto's term of office as Director ends on April
               30, 1997.  Mr  Lavagetto joined Leastec Corporation in 1980.
               He is a Certified Public Accountant and a member in good standing of the American Institute of Certified Public Accountants. The officer noted above is not subject to an employment contract but serves at the pleasure of the Board of Directors of the respective corporation.

          (c)  All significant employees are identified in Item 10 (b) above.

<PAGE 24>
          (d) Leastec Corporation was formed in December 1976. Since its formation, Leastec has sponsored numerous tenancies-in-common, direct ownership transactions, and limited partnerships involving the leasing of computer and high technology medical equipment. Since 1980, Leastec has sponsored and served as a general partner of the following partnerships

               Leastec Investors No. 1
               Leastec Investors No. 2
               Leastec Investors No. 3
               Leastec Investors No. 4
               Leastec Investors No. 5
               Leastec Investors No. 6
               Equipment Investors of Pacific No. 1
               Equipment Investors of Pacific No. 2
               Equipment Investors of Pacific No. 3
               Equipment Investors of Pacific No. 4
               Equipment Investors of Pacific No. 5
               Equipment Investors of Pacific No. 6
               Leastec Associates I
               Leastec Associates II
               Leastec Associates III
               Leastec Associates IV
               Leastec Associates V
               Leastec Associates VI
               Leastec Partners I Leastec
               Partners II Leastec
               Partners III Leastec
               Partners IV Leastec
               Partners V
               Leastec Partners VI
               Leastec Partners VII
               Leastec Partners VIII
               Leastec Partners IX
               Leastec Partners X
               Leastec Partners XI
               Leastec Partners XII
               Leastec Partners XIII
               Leastec Partners XV
               Leastec Partners XVI
               Leastec Systems I
               Western Trailer Associates
               Catscan Associates
               Leastec Income Fund 1984-1
               Leastec Income Fund 1985-1
               Leastec Income Fund III
               Leastec Income Fund V

<PAGE 25>
Item 11.  EXECUTIVE COMPENSATION

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
                                 Name of     Amount and Nature
             Title of          Beneficial      of Beneficial       Percent
              Class               Owner          Ownership         of Class

         General Partner  Leastec Corporation   1087 Units           100

              Leastec Corporation has the right to acquire all of the Limited Partner Units of which it is the beneficial owner as specified in Rule 13d-3(d)(1) under the Exchange Act.
              der the Exchange Act.
                                                                 (Continued)

                                                                       F-12

<PAGE 23>

                          LEASTEC INCOME FUND IV
                    (A California Limited Partnership)
                       Notes to Financial Statements

          Set forth is information relating to all compensation paid or accrued by the Registrant to the General Partner during the fiscal year ended December 31, 1996:

                   (A)                     (B)                   (C)
            Name of Individual        Capacities in              Cash
            or Number in Group         Which Served          Compensation

            Leastec Corporation      General Partner          $62,306

          The General Partner receives all of its compensation in cash from the Registrant. The Registrant also reimburses the General Partner for administrative and personnel costs incurred by the General Partner on behalf of the Registrant. Such expenses totaled $75,929 in 1996.

<PAGE 26>
          Profits are allocated first 100% to the General Partner until the General Partner's capital account is brought to zero; second, 1% to the General Partner and 99% to the limited partners until the total Partnership deficit is zero; third, to the General Partner in an amount equal to cash distributions, and the remainder to the limited partners on the basis of their capital account balances. Net losses are allocated 99% to the limited partners and 1% to the General Partner. The net income allocated to the General Partner amounted to $33,684 in 1996 and $156,578 in 1995.

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


<PAGE 27>
       Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 1995 report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        LEASTEC INCOME FUND IV
                             (Registrant)

                                    By: LEASTEC CORPORATION
                                    General Partner


Dated: March 30, 1997               By: ERNEST LAVAGETTO
                                    President